Form 10-Q
period 1999-06-30
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; PHOENIX ASSOCIATES; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
filed 1999-08-16
CIK 1070241, 724332, 1070242

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                 For the quarterly period ended June 30, 1999

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
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)       Identification Numbers)


                   c/o Insight Communications Company, L.P.
                            126 East 56/th/ Street
                           New York, New York 10022
         (Address of principal executive offices, including zip code)

                                (212) 371-2266
             (Registrants' telephone number, including area code)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

Coaxial Communications of Central Ohio, Inc.      Not Applicable
Phoenix Associates                                Not Applicable
Insight Communications of Central Ohio, LLC       Not Applicable

INDEX

                                                                             Page
                                                                             ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Coaxial Communications of Central Ohio, Inc.

     Consolidated Balance Sheets as of
         June 30, 1999 (unaudited) and December 31, 1998                        1

     Consolidated Statements of Operations and Changes in
         Shareholders' (Deficit) Equity for the three months ended
         June 30, 1999 and 1998 and for the six months ended June 30,
         1999 and 1998 (unaudited)                                              2

     Consolidated Statements of Cash Flows for the six
         months ended June 30, 1999 and June 30, 1998 (unaudited)               3

     Notes to Interim Consolidated Financial Statements (unaudited)             4

  Phoenix Associates

     Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998      10

     Statements of Operations and Changes in Partners' Deficit
         for the three months ended June 30, 1999 and 1998 and for
         the six months ended June 30, 1999 and 1998 (unaudited)               11

     Statements of Cash Flows for the six months ended June 30, 1999
         and 1998 (unaudited)                                                  12

     Notes to Interim Financial Statements (unaudited)                         13

  Insight Communications of Central Ohio, LLC

     Balance Sheets as of June 30, 1999 (unaudited) and
         December 31, 1998                                                     16

     Statements of Operations and Changes in Members' Deficit for
         the three months ended June 30, 1999 and for
         the six months ended June 30, 1999 (unaudited)                        17

     Statement of Cash Flows for the six months
         ended June 30, 1999 (unaudited)                                       18

     Notes to Interim Financial Statements (unaudited)                         19

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk            28

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

                 Coaxial Communications of Central Ohio, Inc.
                          Consolidated Balance Sheets
                                (in thousands)

                                                                                       June 30, 1999       December 31, 1998
                                                                                     -------------------------------------
                                                                                        (Unaudited)            (Note 2)
ASSETS
Cash...................................................................               $        2,265         $       8,709
Subscriber receivables, less allowance for doubtful accounts
of $438 and $306 in 1999 and 1998                                                                969                 1,186
Other accounts receivable, less allowance for doubtful accounts
of $145 in 1999 and 1998                                                                       1,629                 1,520
Prepaid expenses and other current assets                                                        237                   166
                                                                                     ---------------        --------------
Total current assets                                                                           5,100                11,581

PROPERTY AND EQUIPMENT, at cost:
Land and land improvements                                                                       260                   260
CATV systems                                                                                  80,698                71,032
Equipment                                                                                      7,744                 7,102
Furniture                                                                                        349                   333
Leasehold improvement                                                                             71                    71
                                                                                     ---------------        --------------
                                                                                              89,122                78,798
Less-Accumulated depreciation and amortization                                               (50,122)              (46,898)
                                                                                     ---------------        --------------
Total property and equipment, net                                                             39,000                31,900

INTANGIBLE ASSETS, at cost:
Franchise costs                                                                                7,385                 7,385
Deferred financing costs and other                                                             1,643                 1,447
                                                                                     ---------------        --------------
                                                                                               9,028                 8,832
Less-Accumulated amortization                                                                 (7,497)               (7,399)
                                                                                     ---------------        --------------
Total intangible assets, net                                                                   1,531                 1,433

DUE FROM RELATED PARTIES                                                                         158                   149
                                                                                     ---------------        --------------

Total assets                                                                          $       45,789         $      45,063
                                                                                     ===============        ==============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations                                          $           73         $         123
Accounts payable                                                                               4,171                 3,230
Accrued interest                                                                               1,307                 1,250
Accrued liabilities                                                                            4,716                 4,404
                                                                                     ---------------        --------------
Total current liabilities                                                                     10,267                 9,007


Senior notes payable                                                                          34,435                34,435

Capital lease obligations                                                                        105                   105
Other liabilities                                                                              1,172                 1,146
Due to related parties                                                                           756                 1,030
                                                                                     ---------------        --------------
Total liabilities                                                                             46,735                45,723

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT):
Common stock--authorized 2,000 shares, 1,080 shares
issued and outstanding in 1999 and 1998                                                            1                     1
Paid-in capital                                                                               27,777                11,501
Accumulated (deficit)                                                                        (28,724)              (12,162)
                                                                                     ---------------        --------------
Total shareholders' (deficit)                                                                   (946)                 (660)
                                                                                     ---------------        --------------
Total liabilities and shareholders' (deficit)                                         $       45,789         $      45,063
                                                                                     ===============        ==============

See accompanying notes

                 Coaxial Communications of Central Ohio, Inc.
 Consolidated Statements of Operations and Changes in Shareholder's (Deficit)
                                    Equity
                                  (Unaudited)
                                (in thousands)

                                                                        Three months ended               Six months ended
                                                                              June 30,                        June 30,
                                                                         1999           1998             1999         1998
                                                                      ----------     ---------         --------     --------
TOTAL REVENUES                                                           $11,697      $11,784           $23,393      $23,268

OPERATING EXPENSES:
Service and administrative                                                 6,560        7,384            13,241       14,867
Depreciation and amortization                                              1,647        1,372             3,247        2,688
                                                                      ----------     --------          --------     --------
Total operating expenses                                                   8,207        8,756            16,488       17,555
                                                                      ----------     --------          --------     --------

OPERATING INCOME                                                           3,490        3,028             6,905        5,713
OTHER INCOME                                                                  79          (59)               79         (115)
INTEREST INCOME (EXPENSE), net
Interest income--related parties                                               -        1,115                 -        2,183
Interest income                                                                9            -                86           23
Interest expense--related parties                                              -         (403)                -         (792)
Interest expense                                                            (905)        (874)           (1,809)      (1,680)
                                                                      ----------     --------          --------     --------

Total interest (expense), net                                               (896)        (162)           (1,723)        (266)
                                                                      ----------     --------          --------     --------

NET INCOME                                                                 2,673        2,807             5,261        5,332

SHAREHOLDERS' (DEFICIT) EQUITY, beginning of period                       (3,178)      55,709              (660)      54,327
CAPITAL DISTRIBUTIONS                                                       (441)           -            (5,547)      (1,143)
                                                                      ----------     --------          --------     --------
SHAREHOLDERS' (DEFICIT) EQUITY, end of  period                           $  (946)     $58,516           $  (946)     $58,516
                                                                      ==========     ========          ========     ========

EARNINGS PER COMMON SHARE:

Basic and Diluted                                                        $ 2,475      $ 2,599           $ 4,871      $ 4,937
                                                                      ==========     ========          ========     ========

Weighted average number of common shares                                   1,080        1,080             1,080        1,080
                                                                      ===========    =========        ==========    ========

See accompanying notes

                 Coaxial Communications of Central Ohio, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)


                                                                                          Six months ended
                                                                                               June 30,
                                                                                  1999                         1998
                                                                          ----------------               ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $      5,261                  $       5,332
Adjustments to reconcile net income to
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                                                       3,322                          3,037
Loss on disposals of property and equipment                                             -                             55
Changes in operating assets and liabilities
Subscriber receivables                                                                217                            555
Other accounts receivable, prepaid expenses and
 other current assets                                                                (180)                        (1,040)
Accounts payable, accrued liabilities and other                                     1,279                            408
Accrued interest                                                                       57                           (170)
Due to related parties                                                               (283)                             -
                                                                          ---------------                ---------------
Net cash provided by operating activities                                           9,673                          8,177
                                                                          ---------------                ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                   (10,324)                        (2,759)
Increase in intangible assets                                                        (196)                             -
Due from related parties                                                                -                         (7,302)
                                                                          ---------------                ---------------
Net cash used in investing activities                                             (10,520)                       (10,061)
                                                                          ---------------                ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                                 -                          1,250
Principal payments on notes payable                                                     -                            (57)
Principal payments on deferred compensation                                             -                           (128)
Costs incurred in debt financing                                                        -                           (263)
Principal payments on capital lease obligations                                       (50)                          (140)
Capital distributions                                                              (5,547)                        (1,143)
Increase in amounts due to related parties                                              -                          2,058
                                                                          ---------------                ---------------
Net cash (used in) provided by financing activities                                (5,597)                         1,577
                                                                          ---------------                ---------------

NET (DECREASE) IN CASH                                                             (6,444)                          (307)
CASH, beginning of period                                                           8,709                            574
                                                                          ---------------                ---------------
CASH, end of period                                                          $      2,265                  $         267
                                                                          ===============                ===============

See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30,1999

1.  Business Organization And Purpose

Coaxial Communications of Central Ohio, Inc. ("Coaxial" or the "Company"), an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio LLC ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. In connection with the contribution of the Company's cable system described below, the issuance of the Senior Notes described in Note 4(a), and the issuance of the Discount Notes by the Company's majority shareholder and an affiliate during 1998, the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, at June 30, 1999, the Company was a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  Summary of Significant Accounting Policies

Principles of Consolidation

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio at June 30, 1999, the accompanying financial statements include the accounts of Insight Ohio. All intercompany balances have been eliminated in consolidation. At June 30, 1999, Insight Ohio had a members' deficiency, accordingly, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio.

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

At June 30, 1999, the carrying value of the Senior Notes approximate their fair value.

Revenue Recognition

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system. Subscriber advance billings are netted within accounts receivable in the accompanying financial statements. Collections on subscriber advance billings at June 30, 1999 were not significant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company's customer base consists of a number of homes concentrated in the central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of June 30, 1999, the Company had no significant concentrations of credit risk.

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

At June 30, 1999 the Company had net assets held under capital leases of $178,000.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over the estimated useful lives of the related assets as follows:


    Franchise costs                       7 to 15 years
    Deferred financing costs          Term of related debt

Deferred financing costs relate to costs, primarily legal fees and bank facility fees incurred to negotiate and secure long term financing (see note 4). These costs are being amortized on a straight-line basis over the life of the applicable loans. In connection with the issuance of the Senior Notes (see note
4), the Company repaid the outstanding indebtedness under its prior debt facility. The Company amortized to interest expense deferred financing costs of approximately $39,000 and $75,000 for the three and six months ended June 30, 1999 and $207,000 and $349,000 for the three and six months ended June 30, 1998.

Home Office Expenses

Home office expenses of approximately $336,000 and $731,000 for the three and six months ended June 30, 1998 (included in selling and administrative expenses) include billings for legal fees, management fees, salaries, travel and other management expenses for services provided by an affiliated services company. Effective August 21, 1998, IHO provides such services for which it earns a management fee which approximated $351,000 and $727,000 for the three and six months ended June 30, 1999.

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

4. Notes Payable

Notes payable at June 30, 1999 and December 31, 1998 consisted of:

            Lender                 June 30, 1999       December 31, 1998
            ------                ---------------      ------------------
   Senior Notes(a)                  $34,435,092            $34,435,092
                                  ---------------      ------------------

Total                               $34,435,092            $34,435,092
                                  ===============      ==================

Notes payable at June 30, 1999, will mature on August 15, 2006.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. Notes Payable (continued)

(a) On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interests to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interests or Series B Preferred Interests for any purpose other than required payments of interest and principal on the Senior Notes or Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, the Company incurred financing fees of approximately $1,226,000 that are being amortized over the life of the Senior Notes. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

     Amortization expense for deferred financing costs related to the Senior Notes for the three and six months ended June 30, 1999 was approximately $39,000 and $75,000. Interest expense on Coaxial's portion of the Senior Notes excluding amortization of deferred financing costs was approximately $861,000 and $1,722,000 for the three and six months ended June 30, 1999.

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

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including with respect to total leverage, interest coverage and pro forma debt service coverage. Management does not expect that such covenants will materially impact the ability of Insight Ohio to operate its business. As of June 30, 1999, no amounts were drawn on the Senior Credit Facility.

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

                              Phoenix Associates
                                Balance Sheets
                                (in thousands)

                                                                             June 30, 1999          December 31, 1998
                                                                             -------------          -----------------
                                                                              (Unaudited)               (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                                        $          --             $           --
Interest receivable                                                                    57                         57
                                                                            -------------            ---------------
Total current assets                                                                   57                         57

OTHER ASSETS:
Due from related parties                                                              406                       406
Notes receivable--related parties                                                     550                       550
Deferred financing fees, net                                                        3,410                     3,400
                                                                            -------------            --------------
Total other assets                                                                  4,366                     4,356
                                                                            -------------            --------------
Total assets                                                                $       4,423             $       4,413
                                                                            =============            ==============

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:

INTEREST PAYABLE                                                            $       4,017             $       3,841

NOTES PAYABLE                                                                     105,565                   105,565
                                                                            -------------            --------------
Total liabilities                                                                 109,582                   109,406
                                                                            -------------            --------------

COMMITMENTS AND CONTINGENCIES
PARTNERS' DEFICIT                                                                (105,159)                 (104,993)
                                                                            -------------            --------------
Total liabilities and partners' deficit                                     $       4,423             $       4,413
                                                                            =============            ==============

See accompanying notes

                              Phoenix Associates
           Statements of Operations and Change in Partners' Deficit
                                  (Unaudited)
                                (in thousands)

                                                                        Three months ended                  Six months ended
                                                                              June 30,                           June 30,
                                                                        1999             1998               1999          1998
                                                                  ------------      ---------          ---------     ---------
EXPENSES                                                           $         -       $     33          $      -      $      52
INTEREST EXPENSE (INCOME)
Interest income--related parties                                             -           (227)                -           (455)
Interest expense--related parties                                            -          1,053                 -          2,061
Interest expense                                                         2,759          2,451             5,509          4,900
                                                                  ------------      ---------          --------      ---------
Total interest expense, net                                              2,759          3,277             5,509          6,506
                                                                  ------------      ---------          --------      ---------

NET LOSS                                                                 2,759          3,310             5,509          6,558

PARTNERS' DEFICIT, beginning of period                                 102,641        173,659           104,993        170,411
CAPITAL CONTRIBUTIONS                                                     (241)             -            (5,343)             -
                                                                  ------------      ---------          --------      ---------
PARTNERS' DEFICIT, end of period                                   $   105,159       $176,969          $105,159      $ 176,969
                                                                  ============      =========          ========      =========

See accompanying notes

                              Phoenix Associates
                           Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                         Six months ended
                                                                                              June 30,
                                                                                    1999                  1998
                                                                                 ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $    (5,509)           $    (6,558)
Adjustments to reconcile net loss to
NET CASH USED IN OPERATING ACTIVITIES:
Amortization of deferred financing fees                                                   (10)                     -
Changes in operating assets and liabilities:
   Other accounts receivable, prepaid expenses, and
    other current assets                                                                    -                      1

     Accrued interest                                                                     176                      -
     Accounts payable                                                                       -                     32
                                                                                 ------------           ------------
Net cash used in operating activities                                                  (5,343)                (6,525)
                                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in amounts due from related parties                                                -                   (176)
                                                                                 ------------            -----------
Net cash used in investing activities                                                       -                   (176)
                                                                                 ------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                                     -                   (360)
Capital contributions                                                                   5,343                      -
Increase in amounts due to related parties                                                  -                  7,061
                                                                                 ------------           ------------
Net cash provided by financing activities                                               5,343                  6,701
                                                                                 ------------           ------------

NET INCREASE (DECREASE) IN CASH                                                             -                      -
CASH, beginning of period                                                                   -                      -
                                                                                 ------------           ------------
CASH, end of period                                                              $          -           $          -
                                                                                 ============           ============

See accompanying notes

                              PHOENIX ASSOCIATES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999

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

Phoenix is owned by three separate LLC's whose sole members are individual partners who share profits and losses in the ratio of 67 1/2%, 22 1/2% and 10%, respectively.

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

2.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Fair Value of Financial Instruments

In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about both on- and off- balance sheet financial instruments for which it is practicable to estimate that value. At June 30, 1999, the carrying value of Phoenix's financial instruments approximate fair value.

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

4.  Notes Payable

Notes payable at June 30, 1999 and December 31, 1998 consisted of:

     Lender                                          June 30, 1999            December 31, 1998
     -----                                      ---------------------     -----------------------
     Senior Notes (a)                                    $105,565,000                $105,565,000
                                                ---------------------     -----------------------
     Total                                               $105,565,000                $105,565,000
                                                =====================     =======================

Notes payable at June 30, 1999, will mature on August 15, 2006.

                              PHOENIX ASSOCIATES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.   Notes Payable (continued)

    (a) On August 21, 1998 Coaxial and Phoenix completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006. The proceeds of the Senior Notes were allocated $105.6 million to Phoenix and $34.4 million to Coaxial. Interest accrues on the Senior Notes from August 21, 1998 and is payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interests in Insight Ohio. The Series A Preferred Interests have a liquidation preference of $140 million and pay distributions in an amount equal to the interest payments on the Senior Notes. All Series A Preferred Interests are owned by Coaxial and are pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions on the Series A Preferred Interests to make payments on the Senior Notes including distributions to Phoenix. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interests for any purpose other than required payments of interest and principal on the notes or Discount Notes, respectively; and swap assets. In connection with the issuance of the Senior Notes, Phoenix incurred financing fees of approximately $3,800,000 that are being amortized over the life of the Senior Notes. Amortization expense related to the deferred financing costs was approximately $120,000 and $231,000 for the three and six months ended June 30, 1999. Interest expense incurred on the Senior Notes excluding amortization of deferred financing costs was approximately $2,639,000 and $5,278,000 for the three and six months ended June 30, 1999. Phoenix is a co-issuer and joint and several obligor of the debt, along with an affiliate, Coaxial.

At June 30, 1999 the carrying value of the Senior Notes payable approximate fair value.

5.  Commitments and Contingencies

The Company is party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations of financial position.

                  Insight Communications of Central Ohio, LLC
                                Balance Sheets
                                (in thousands)

                                                                              June 30, 1999        December 31, 1998
                                                                            -----------------     -------------------
                                                                               (Unaudited)            (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                                             $     265              $   6,709
Subscriber receivables, less allowance for doubtful
Accounts of $438 and $306 in 1999 and 1998                                             969                  1,186
Other accounts receivable, less allowance for doubtful
Accounts of $145 in 1999 and 1998                                                    1,629                  1,520
Prepaid expenses and other current assets                                              237                    166
                                                                            --------------         ---------------
Total current assets                                                                 3,100                  9,581

PROPERTY AND EQUIPMENT, at cost:
Land and land improvements                                                             260                    260
CATV systems                                                                        80,698                 71,032
Equipment                                                                            7,744                  7,102
Furniture                                                                              349                    333
Leasehold improvements                                                                  71                     71
                                                                            --------------         --------------
                                                                                    89,122                 78,798
Less-Accumulated depreciation and amortization                                     (50,122)               (46,898)
                                                                            --------------         --------------
Total property and equipment, net                                                   39,000                 31,900

INTANGIBLE ASSETS, at cost:
Franchise costs                                                                      7,385                  7,385
Other intangible assets                                                                417                    300
Less-Accumulated amortization                                                       (7,371)                (7,348)
                                                                            --------------         --------------
Total intangible assets, net                                                           431                    337

DUE FROM RELATED PARTIES                                                               158                    149

                                                                            --------------         --------------
Total assets                                                                     $  42,689              $  41,967
                                                                            ==============         ==============

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                     $      73              $     123
Accounts payable                                                                     4,171                  3,230
Accrued liabilities                                                                  4,716                  4,404
Series preferred A dividend payable                                                  5,250                  5,211
Series preferred B dividend payable                                                  3,347                  1,438
                                                                            --------------         --------------
Total current liabilities                                                           17,557                 14,406

Capital lease obligations                                                              105                    105
Other deferred credits                                                               1,172                  1,146
Due to related parties                                                                 756                  1,029
Preferred A interest                                                               140,000                140,000
Preferred B interest                                                                30,000                 30,000
                                                                            --------------         --------------
Total liabilities and preferred interests                                          189,590                186,686

Members' deficit                                                                  (146,901)              (144,719)
                                                                            --------------         --------------

Total liabilities and members' deficit                                           $  42,689              $  41,967
                                                                            ==============         ==============

     See accompanying notes

                  Insight Communications of Central Ohio, LLC
           Statements of Operations and Changes in Members' Deficit
                                  (Unaudited)
                                (in thousands)

                                                                       Three months ended        Six months ended
                                                                          June 30, 1999            June 30, 1999
                                                                      --------------------     --------------------
REVENUE                                                               $             11,697     $             23,393

OPERATING EXPENSES:
Service and administrative                                                           6,560                   13,241
Depreciation and amortization                                                        1,647                    3,247
                                                                      --------------------     --------------------
Total operating expenses                                                             8,207                   16,488
                                                                      --------------------     --------------------

OPERATING INCOME                                                                     3,490                    6,905
OTHER INCOME                                                                            79                       79
Interest expense                                                                        (6)                     (12)
Interest income                                                                          9                       86
                                                                      --------------------     --------------------
INTEREST INCOME (EXPENSE), net                                                           5                       74
                                                                      --------------------     --------------------

NET INCOME                                                                           3,572                    7,058

Accrual of preferred interests                                                      (4,499)                  (8,721)
                                                                      --------------------     --------------------
Loss on common interests                                                              (927)                  (1,663)
MEMBERS' DEFICIT, beginning of period                                             (145,454)                (144,718)
Capital Distributions                                                                 (520)                    (520)
                                                                      --------------------     --------------------
Members' Deficit at June 30, 1999                                     $           (146,901)    $           (146,901)
                                                                      ====================     ====================

See accompanying notes

                  Insight Communications of Central Ohio, LLC
                            Statement of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                 Six months ended
                                                                   June 30, 1999
                                                                 ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $          7,058
Adjustments to reconcile net income to
NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization                                               3,247
Changes in certain assets and liabilities
Subscriber receivables                                                        217
Other accounts receivable, prepaid expenses and other                        (180)
 current assets
Accounts payable, accrued liabilities and other                             1,274
Due to affiliated companies                                                  (282)
                                                                 ----------------
Net cash provided by operating activities                                  11,334
                                                                 ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                           (10,324)
Increase in other intangible assets                                          (117)
                                                                 ----------------
Net cash used in investing activities                                     (10,441)
                                                                 ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Distributions                                                        (520)
Principal payments on capital lease obligations                               (50)
Preferred interest distributions                                           (6,767)
                                                                 ----------------
Net cash used in financing activities                                      (7,337)
                                                                 ----------------

NET INCREASE IN CASH                                                       (6,444)
CASH, beginning of period                                                   6,709
                                                                 ----------------
CASH, end of period                                              $            265
                                                                 ================

     See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999


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

2.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.   Summary of Significant Accounting Policies (continued)

Revenue Recognition

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system. Subscriber advance billings are netted within accounts receivable in the accompanying financial statements. Collections on subscriber advance billings at June 30, 1999 were not significant.

Concentration of Credit Risk

Financial instruments that potentially subject Insight Ohio to concentrations of credit risk consist principally of trade accounts receivable. Insight Ohio's customer base consists of a number of homes concentrated in the central Ohio area. Insight Ohio continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of June 30, 1999, Insight Ohio had no significant concentrations of credit risk.

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


Assets held under capital leases at June 30, 1999 were $178,000.

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.   Summary of Significant Accounting Policies (continued)

Home Office Expenses

Effective August 21, 1998, the Company entered into a management agreement with IHO, which allows IHO to manage the operations of Insight Ohio. IHO earns a management fee of equivalent to 3% of Insight Ohio's gross operating revenues. Fees under this management agreement aggregated $351,000 and $727,000 for the three and six months ended June 30, 1999.

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

The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. As of June 30, 1999, no amounts were drawn on the Senior Credit Facility.

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

 .    Coaxial and Phoenix effected the Senior Notes Offering;

 .    Coaxial LLC and Coaxial Financing Corp. effected the Senior Discount Notes
     Offering; and a portion of the existing bank indebtedness of Coaxial and Phoenix and certain of their affiliates was repaid and the balance was purchased by CIBC Oppenheimer Corp. ("CIBC") and restructured in accordance with an agreement among the parties.

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

   The following discussion relates to the historical operations of Coaxial for the periods presented. On August 21, 1998, substantially all of the assets and liabilities comprising the System were contributed to Insight Ohio. Subsequent to the consummation of the Financing Plan, Insight Ohio was deemed to be a subsidiary of Coaxial and, as such, the financial statements of Insight Ohio are consolidated into the financial statements of Coaxial. Financial results related to historical information reflect the operation and management of the System by Coaxial through August 21, 1998 and by IHO from August 21, 1998 to June 30, 1999. The historical operating results of Coaxial presented below reflect the actual results of the System in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial presented below appear elsewhere in this report under the heading "Coaxial Communications of Central Ohio, Inc."

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

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

   Revenues for the three months ended June 30, 1999 were $11.7 million, compared to $11.8 million for the three months June 30, 1998. For the three months ended June 30, 1999, subscribers served averaged 85,995, as compared with 91,476 in 1998. Revenues remained essentially flat despite a 6.0% decrease in customers as Insight Ohio ended previous management's program of deeply discounting its rates. Average revenue per customer per month for the three months ended June 30, 1999 totaled $45.34 versus $42.99 for the three months ended June 30, 1998.

   Service and administrative expenses decreased to $6.5 million for the three months ended June 30, 1999 compared to $7.4 million for the three months ended June 30, 1998 a decrease of approximately $824,000 or 12.1%. Basic programming expenses decreased by 10.2%, from $2.0 million in 1998 to $1.7 million in 1999, reflecting savings realized through Insight's purchasing discounts. Similarly, pay programming expenses dropped 18.6% during the three months ended June 30, 1999 versus the three months ended June 30, 1998 to $920,000. The System was charged home office expenses that included costs incurred by the owners of Coaxial and their direct employees relating to the System including salaries, benefits, legal fees, travel and entertainment, accounting fees and other office expenses. For the three months ended June 30, 1998, such expenses totaled approximately $336,000. Upon consummation of the Financing Plan, IHO commenced management services to the System for which it receives a management fee, which totaled approximately $351,000 for the three months ended June 30, 1999. Personnel costs for the three months ended June 30, 1999 totaled approximately $1.4 million, a decrease of 17.0% from the three months ended June 30, 1998 as Insight Ohio eliminated duplicative positions upon consummation of the Financing Plan.

   Depreciation and amortization expenses for the three months ended June 30, 1999 increased by 20.0% over the three months ended June 30, 1998 to approximately $1.6 million reflecting additional capital expenditures incurred associated with the rebuild of the System's network. Operating Income for the three months ended June 30, 1999 totaled $3.5 million, a 15.3% increase over operating income of $3.0 million reported for the three months ended June 30, 1998.

   Net interest expense totaled approximately $896,000 for the three months ended June 30, 1999 reflecting interest on the Senior Notes issued August 21, 1998.

   Net income decreased to $2.7 million for the three months ended June 30, 1999 from net income of $2.8 million for the three months ended June 30, 1998 for the reasons set forth above.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

   Revenues for the six months ended June 30, 1999 were $23.4 million, compared to $23.3 million for the six months ended June 30, 1998. For the six months ended June 30, 1999, subscribers served averaged 86,503, as compared with 91,481 in 1998. Revenues remained essentially flat despite a 5.4% decrease in customers as Insight Ohio ended previous management's program of deeply discounting its rates. Average revenue per customer per month for the six months ended June 30, 1999 totaled $45.07 versus $42.39 for the six months ended June 30, 1998.

   Service and administrative expenses decreased to $13.2 million for the six months ended June 30, 1999 compared to $14.9 million for the six months ended June 30, 1998 a decrease of approximately $1.7 million or 11.4%. Basic programming expenses decreased by 12.5%, from $4.0 million in 1998 to $3.5 million in 1999, reflecting savings realized through Insight's purchasing discounts. Similarly, pay programming expenses dropped 14.5% during the six months ended June 30, 1999 versus the six months ended June 30, 1998 to $1.9 million. The System was charged home office expenses that included costs incurred by the owners of Coaxial and their direct employees relating to the System including salaries, benefits, legal fees, travel and entertainment, accounting fees and other office expenses. For the six months ended June 30, 1998, such expenses totaled approximately $731,000. Upon consummation of the Financing Plan, IHO commenced management services to the System for which it receives a management fee, which totaled approximately $727,000 for the six months ended June 30, 1999. Personnel costs for the six months ended June 30, 1999 totaled approximately $2.8 million, a decrease of 16.9% from the six months ended June 30, 1998 as Insight Ohio eliminated duplicative positions upon consummation of the Financing Plan.

   Depreciation and amortization expenses for the six months ended June 30, 1999 increased by 20.8% over the six months ended June 30, 1998 to approximately $3.3 million reflecting additional capital expenditures incurred associated with the rebuild of the System's network. Operating Income for the six months ended June 30, 1999 totaled $6.9 million, a 21.0% increase over operating income of $5.7 million reported for the six months ended June 30, 1998.

   Net interest expense totaled approximately $1.7 million for the six months ended June 30, 1999 reflecting interest on the Senior Notes issued August 21, 1998.

   Net income remained essentially flat at $5.3 million for the six months ended June 30, 1999 from net income of $5.3 million for the six months ended June 30, 1998 for the reasons set forth above.

Liquidity and Capital Resources

   The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. The capital expenditures relating to Coaxial totaled $4.2 million and $10.3 for the three and six months ended June 30, 1999. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures are financed by cash received from the Financing Plan and cash flows from operations.

   IHO is rebuilding the technical platform of the System by upgrading the plant serving the majority of customers. The capability for high-speed data transmission, impulse pay-per-view, digital tiers of service and additional analog channels is intended to be provided by further deployment of fiber optics, an increase in the bandwidth to 870 MHz, activation of the reverse plant to allow two-way communications and the installation of digital equipment. In addition to cash flow from operations, Insight Ohio has available a $25 million Senior Credit facility to support their rebuild program. As of June 30, 1999, no borrowings had been made under the Senior Credit Facility and $25 million remains available for borrowing.


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

   Management believes that the remaining systems of Insight Ohio will be fully Y2K compliant by the end of the third quarter of 1999. Insight Ohio has completed an inventory of all areas which are at risk and is in the process of replacing and upgrading all equipment and software as needed. Due to Insight's affiliation with TCI, Insight Ohio is a member of TCI's Year 2000 task force. This allows Insight Ohio access to TCI's extensive database which details various vendors', suppliers' and programmers' Year 2000 compliance. Management estimates that the total cumulative costs relating to its efforts to make its systems Y2K compliant will be approximately $120,000, of which approximately $20,000 has been incurred as of June 30, 1999.

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

                              Coaxial Communications of Central Ohio, Inc.
                                             (Registrant)

Dated: August 16, 1999

                                By: /s/ Michael S. Willner
                                    -------------------------------------------
                                    Michael S. Willner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ Kim D. Kelly
                                    -------------------------------------------
                                    Kim D. Kelly
                                    Executive Vice President, Chief Financial
                                    and Operating Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Phoenix Associates
                                   (Registrant)

Dated: August 16, 1999

                                By: /s/ Dennis J. McGillicuddy
                                    -------------------------------------------
                                    Dennis J. McGillicuddy
                                    Sole Member of Phoenix DJM LLC,
                                    a general partner of Phoenix Associates
                                    (Principal Executive, Financial and
                                    Accounting Officer)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Insight Communications of Central Ohio, LLC
                                             (Registrant)

Dated: August 16, 1999

                                By: /s/ Michael S. Willner
                                    ---------------------------------------
                                    Michael S. Willner
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ Kim D. Kelly
                                    --------------------------------------
                                    Kim D. Kelly
                                    Executive Vice President, Chief Financial
                                    and Operating Officer and Treasurer
                                    (Principal Financial and Accounting Officer)