Form 10-K
period 1999-12-31
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; PHOENIX ASSOCIATES; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
filed 2000-03-30
CIK 1070241, 724332, 1070242

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                    c/o Insight Communications Company, Inc.
                              126 East 56th Street
                               New York, NY 10022
                                 (212) 371-2266
   (Address and telephone number of registrants' principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_| Not Applicable

     State the aggregate market value of the common equity held by non-affiliates of the registrants: Not Applicable

     Indicate the number of shares outstanding of the registrants' common stock:
Not Applicable

                           Forward-Looking Statements

     This annual report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of the System (as defined below). All statements other than statements of historical fact included in this annual report regarding Coaxial Communications of Central Ohio, Inc. ("Coaxial"), Phoenix Associates ("Phoenix") and Insight Communications of Central Ohio, LLC ("Insight Ohio") or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Coaxial, Phoenix and Insight Ohio, and reflect future business decisions which are subject to change. Although Coaxial, Phoenix and Insight Ohio believe that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

o the ability of Coaxial and Phoenix to make scheduled payments with respect to the Senior Notes (as defined below) will depend on the financial and operating performance of Insight Ohio;

o a substantial portion of Insight Ohio's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Series A Preferred Interest and its Series B Preferred Interest, thereby reducing the funds available to Insight Ohio for its operations and future business opportunities;

o Coaxial and Phoenix have no significant assets other than Coaxial's ownership of common membership interests, Series A Preferred Interests and Series B Preferred Interests in Insight Ohio; and

o the indenture governing the terms of the Senior Notes imposes restrictions on Coaxial, Phoenix and Insight Ohio and the Senior Credit Facility of Insight Ohio imposes restrictions on Insight Ohio.

Coaxial, Phoenix and Insight Ohio do not intend to update these forward-looking statements.

                                     PART I

Item 1. Business

Overview

     Insight Ohio owns and operates a cable television system in the Columbus, Ohio metropolitan area (the "System"). As of December 31, 1999, the System passed approximately 178,300 homes and served approximately 84,200 basic customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the System's customers are served from a single headend allowing for efficient capital deployment for new services. Insight Holdings of Ohio, LLC ("IHO"), a wholly-owned subsidiary of Insight Communications Company, L. P. ("Insight"), serves as the manager of the System. Insight is currently the 8th largest cable television system operator in the United States based on customers served after giving effect to previously announced industry acquisitions.

The System

     The System is located in the eastern portion of the City of Columbus and the surrounding suburban communities. The City of Columbus is the 34th largest designated market area ("DMA") in the United States, is the capital of Ohio and is the home of The Ohio State University. Besides the state government and university, the Columbus economy is well diversified with a significant presence of prominent companies such as The Limited, Merck, Wendy's, Nationwide Insurance, Borden and Worthington Industries. The area's strong economy provides for a well-paid employment base with a current unemployment rate of 2.3%. The median household income of the System's service area is approximately $47,800 per year, while the median family income is approximately $57,000 per year. As of December 31, 1999, the System passed approximately 178,300 homes and served approximately 84,200 basic customers from a single headend.

     The System enjoys a high level of population growth in the suburban communities east of Columbus. Since December 31, 1996, more than 17,200 homes passed have been added to the System through new plant extensions, primarily in new housing developments. This represents a 3.5% compound annual growth rate of homes passed for the System for the three years ended December 31, 1999, as compared to the industry average of 1.0% for the same period.

     Portions of the System operate in a competitive environment. Customers in those areas have access to two wired cable television providers -- Insight Ohio and a cable subsidiary of Ameritech Corporation, the telephone local exchange carrier in Columbus. The System also competes with direct broadcast satellite television systems ("DBS") and multipoint multichannel distribution systems ("MMDS"). The areas of the System served by both Insight Ohio and Ameritech pass approximately 124,700 homes, representing 70% of the System's total homes passed. In this competitive environment, the System's basic customers decreased from approximately 86,000 at the end of 1995, prior to Ameritech's entry into the marketplace, to approximately 84,200 as of December 31, 1999.

     As of December 31, 1999, the System had 2,720 miles of plant, including 578 miles of 490 MHz plant, 1,675 miles of 468 MHz plant and 467 miles of 870 MHz plant. There also were 379 miles of fiber optic cable deployed in the System, including 214 miles of new fiber optic cable. Insight Ohio is continuing to upgrade the technical capability of the System by increasing its bandwidth to 870 MHz and activating its reverse plant. The increase in bandwidth allows the System to deliver new services such as digital cable, high-speed Internet connections, two-way data and other telecommunications services. Insight Ohio expects to have approximately 1,500 miles of plant, or 55% of the total plant mileage, rebuilt by the end of 2000. Such plant shall pass approximately 166,600 homes, or 93% of all the homes passed.

The Manager

     IHO, the manager of Insight Ohio, is a wholly-owned subsidiary of Insight. Insight is currently the 8th largest cable television system operator in the United States based on customers served after giving effect to previously announced industry acquisitions. Insight provided cable television services to approximately 935,000 customers and passed approximately 1.5 million homes as of December 31, 1999. Insight has tightly grouped clusters of cable television systems with approximately 98% of its customers concentrated in the four contiguous states of Indiana, Kentucky, Ohio and Illinois.

     Insight was co-founded in 1985 by Sidney R. Knafel, Chairman of Insight, and Michael S. Willner, President and Chief Executive Officer of Insight, both of whom have been active in the cable business since the early 1970's. Kim D. Kelly joined Insight in 1990 as Executive Vice President and Chief Financial Officer and was named Chief Operating Officer in January 1998. In addition to many years of conventional cable television experience, Insight's management team has been involved in the development and deployment of full service telecommunications networks. In 1989, through an affiliated entity, Insight Communications Company U.K., L.P., Insight entered the U.K. cable television market, where today modern hybrid fiber-coaxial networks are widely deployed. Messrs. Knafel and Willner remain on the board of NTL Incorporated, the publicly traded successor to the Insight U.K related entity. NTL is currently the largest operator of local broadband communications systems in the United Kingdom, after giving effect to previously announced transactions.

     A series of swaps, acquisitions and joint ventures were executed in 1998 and 1999 resulting in the current composition of Insight. The largest of these transactions were two joint ventures (now combined into a single joint venture) entered into with affiliates of AT&T Broadband for its Indiana and Kentucky cable television systems, with Insight as the manager of the systems. As of December 31, 1999, Insight owned and managed cable systems serving over 935,000 customers located in six states including those in its joint ventures, serving approximately 322,500 customers in Indiana and 426,300 customers in Kentucky, and approximately 84,200 customers served in Columbus, as well as another approximately 102,000 customers served directly by Insight.

     On March 15, 2000, Insight reached an agreement in principle with AT&T Corp. for the delivery of telephone service utilizing Insight Ohio's cable television systems under the "AT&T" brand name. The terms of the agreement in principle provide that Insight will market, service and bill for local telephone service. AT&T would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. AT&T would pay Insight Ohio a fee for the use of the local telephone lines, and will also compensate Insight Ohio for installation and maintenance services at customers' residences. In addition, AT&T would pay Insight Ohio commissions for sales Insight makes to its customers. Insight expects to sell the AT&T-branded local telephone service separately and as part of bundled offerings, which would also include the sale of AT&T long-distance telephone services. The agreement in principle is subject to the negotiation and execution of definitive agreements.

     On March 23, 2000, Insight entered into a letter of intent with AT&T Broadband, LLC to contribute to its AT&T joint venture additional cable television systems serving approximately 537,000 customers. Through a series of transactions, Insight Ohio will contribute to the joint venture its interests in systems serving approximately 187,000 customers, including the System, and AT&T Broadband will contribute systems serving approximately 350,000 customers. As a result, the joint venture would increase its customer base of approximately 748,800 as of December 31, 1999 to approximately 1.3 million. Upon completion of the transactions, the joint venture would remain equally owned by Insight and AT&T Broadband, and Insight would continue to serve as the general partner and manage and operate the joint venture systems. The transactions are subject to the negotiation and execution of definitive agreements.

Insight Business Strategy

     Three years ago, Insight initiated a strategic plan designed to augment its core business of delivering multi-channel video. The strategy calls for:

o the upgrade of plant to a minimum of 750 MHz hybrid fiber-coaxial platforms from which to deploy new value-added services such as high-speed data access, digital video and telephony services;

o the reconfiguration of existing systems in a series of swaps to achieve customer clusters with a strong market presence; and

o an acquisition plan focused on markets with attractive demographics and a high ratio of customers to headends.

     The System is an integral part of Insight's long-term business strategy. The System has a strong market presence in a state capital and academic center with a diverse, growing economy. All of the System's customers are served from a single headend allowing for efficient capital deployment for new services. Moreover, management anticipates that it will pass approximately 93% of the homes in the System by the end of the fourth quarter 2000 with plant rebuilt to 870 MHz. Insight Ohio began launching its digital service on a node-by-node basis in November 1999, including a video-on-demand and interactive informational service, and anticipates launching its high speed Internet service during the second quarter 2000.

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

     Insight is in the process of rebuilding the System to 870 MHz, and began servicing customers from the rebuilt network in November 1999. IHO is currently launching digital service, on a node-by-node basis, including a video-on-demand service and an interactive information service. As of December 31, 1999, the System passed 12,100 homes with its digital service and served approximately 1,100 customers with such service, representing a penetration level of 11.0%. Management expects to increase revenues as the System upgrade is completed by increasing the deployment of its digital cable and adding new services such as high-speed modems and other newly developing telecommunications services. Insight Ohio has entered into an affiliation agreement with Road Runner and a network service agreement with High Speed Access Corp. to deploy the Road Runner service over cable modems. This service is currently in the beta testing phase and management expects to launch this service during the second quarter 2000.

     In November 1999, IHO introduced its signature interactive Digital Gateway service with exclusive interactive programming including Local Source, an Internet-styled information service, and a video-on-demand service by DIVA. In addition, the System provides exclusive sports programming under the "Central Ohio Sport!" brand, featuring sporting events from Ohio State University.

Overbuild

     In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus. Ameritech has built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. Insight Ohio and Time Warner service virtually distinct areas and therefore do not compete with one another. The areas of the System served by both Insight Ohio and Ameritech pass approximately 124,700 homes, representing 70% of the System's total homes passed. Presently, Ameritech is constructing an additional system in a franchise area with approximately 13,000 homes.

     When the System was acquired by Insight Ohio in August 1999, it implemented a strategy to end deep discounting as a defense against Ameritech. Management believed that a relatively small customer loss, caused by discontinuing discounts, would be preferable in exchange for achieving for increasing the average monthly revenue per customer. As a result of this strategy, from June 30, 1998 to December 31, 1999, the average monthly revenue per customer increased from $43.30 to $45.33 while the number of customers decreased from 91,100 to 84,200. Ameritech seems to have responded to this strategy by announcing a $1.25 increase in the price of their standard cable service effective March 1, 2000.

Technological Developments

     Management believes that in order to achieve consistently high levels of customer service, maintain a strong competitive posture and deploy important new technologies, a state-of-the-art technical platform needs to be built. Presently the System is comprised of 2,720 miles of plant passing approximately 178,300 homes resulting in a density of 66 homes per mile. Approximately 17% of the plant has been rebuilt to 870 MHz. In addition, approximately 21% of the plant has been expanded to 490 MHz and approximately 62% is built at 468 MHz. The system is 100% addressable, with approximately 84% of the basic customers having addressable converters.

     Insight Ohio plans to enhance the technical platform of the System by upgrading the plant passing 93% of the homes passed in the System by the end of 2000. The capability for high-speed data transmission, video-on-demand, interactive digital cable, additional analog channels and telephony is intended to be provided by further deployment of fiber optics, an increase in the bandwidth to 870 MHz, activation of the reverse plant to allow two-way communications and the installation of digital equipment.

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

     Recently, high-speed cable modems and set-top boxes using digital compression technology have become commercially viable. These developments allow for the introduction of high-speed data services and Internet access and will increase the programming services available to customers. Digital compression technology provides for a significant expansion of channel capacity with up to 12 digital channels to be carried in the bandwidth of one analog channel. The upgrade of the System has given the System the ability to launch its Digital Gateway service which includes the following:

o    A digital converter box;

o An interactive navigational program guide for all analog and digital channels;

o    A local, interactive Internet-style service;

o A significant multiplexing of premium channels for customers who separately subscribe to premium channels, such as HBO and Showtime;

o    Pay-per-view video-on-demand; and

o    A digital 40-channel audio music service.

     Insight Ohio began launching its Digital Gateway service in the System on a node-by-node basis in November 1999, including DIVA's video-on-demand service and the Local Source interactive information service. Insight Ohio plans to launch the Road Runner high-speed Internet service during the second quarter 2000.

Marketing, Programming and Rates

     Marketing

     The System's marketing programs and campaigns are based upon offering a variety of cable services creatively packaged and tailored to appeal to its different markets and to segments within its markets. The System surveys its customer base to ensure that it is meeting the demands of its customers and stays abreast of its competition in order to effectively counter competitors' promotional campaigns. The System uses a coordinated array of marketing tactics to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events typically sponsored by programming services and cross-channel promotion of new services. The rebuild of the plant allows Insight Ohio to deploy its suite of services including interactive digital, high speed data and during the first quarter of 2001, telephony. In November 1999, Insight Ohio began to launch its interactive digital, video-on-demand and Local Source informational product on a node-by-node basis. Insight Ohio plans to launch its Road Runner high-speed Internet service during the second quarter 2000. Using a skilled team of marketing professionals, the System has competed by supporting an innovative variety of marketing activities.

     Programming

     Insight has various contracts to obtain basic and premium programming for the System from program suppliers whose compensation is typically based on a fixed fee per customer. Through strategic alliances with other major MSOs or through its own purchasing power, Insight has obtained programming for the System at a low cost. Some program suppliers provide volume discount pricing structures or offer marketing and launch support to the System. The System's successful marketing of multiple premium service packages emphasizing customer value enables the System to take advantage of such cost incentives. The System's overall programming costs are expected to increase in the future due to additional programming being provided to its customers, inflationary increases and other factors affecting the cable television industry. The System also has various retransmission consent arrangements with commercial broadcast stations which generally have been renewed through 2003. None of these consents require payment of fees for carriage.

     The System offers a "basic service tier," consisting primarily of local television channels (network and independent stations) available over-the-air, and local public, governmental and educational access channels. The System also offers, for a monthly fee, an expanded basic tier of various satellite-delivered, non- broadcast channels (such as CNN, ESPN, MTV, TNT, and USA). In addition to these services, the System provides premium services such as HBO, Cinemax, Showtime, The Movie Channel and Starz!, which have unique appeal to various segments of the viewing audience. These services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. Such premium programming services are offered by the System both on a per-channel basis and as part of premium service packages designed to enhance customer value and to enable the System to take advantage of programming agreements offering cost incentives based on premium service unit growth. Customers may subscribe to one or more premium service units. A "premium service unit" is a single premium service for which a customer must pay an additional monthly fee in order to receive the service.

     Management is upgrading the System to digital using fiber optic technology, which has allowed the System to expand the number of multiplexed premium screens (additional channels such as Showtime 2 and HBO Family) providing greater value for the customer. Moreover, the upgrade has given the System the ability to offer its Digital Gateway service including interactive television and multiple packaging options through the addition of niche programming services. Management believes that these additional features and options will increase basic and premium penetration as well as revenue per basic customer. The System also provides video-on-demand, a digital service consisting principally of feature films, adult movies, concerts and other special events, presented without commercial interruption. Such services are offered by the System on a "per viewing" basis, with customers only paying for programs which they select for viewing.

     Rates

     Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided. As of December 31, 1999, the System's stated monthly basic service rate for residential customers was $11.47, the System's monthly expanded basic service rates for residential customers ranged from $14.93 to $18.65, and per-channel premium service rates (not including special promotions) ranged from $5.95 to $12.95 per service.

     A one-time installation fee, which the System may wholly or partially waive during a promotional period, is charged to new customers. The System charges monthly fees for converters and remote control devices. The System also charges administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge and may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged negotiated monthly fees and a non-recurring fee for the installation of service. MDU accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

     On February 11, 1997, a Petition for Determination of Effective Competition filed by the prior owner of the System challenging the certification of the City of Columbus was granted by the FCC. This petition effectively revoked the City of Columbus' right to regulate the System's basic cable and equipment rates.

Employees

     As of December 31, 1999, the System employed 191 full-time equivalent employees, none of whom is represented by a union or covered by a collective bargaining obligation. Management believes that its relations with its employees are good. Approximately 50% of the full-time employees have tenure of five years or longer. Although the Columbus area has relatively low unemployment and competition in hiring is intense, Management believes that it will continue to be successful in attracting and retaining highly qualified employees and maintaining good working relationships with its current employees.

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

     The System is dedicated to fostering strong community relations in the communities served by the System. The System supports local charities and community causes through staged events and promotional campaigns, including Children's Hospital Miracle Network Telethon, the Penny-A-Day for Children Program and Red Cross Blood Drive donations. The System also installs and provides free cable television service and Internet access to public schools, government buildings and not-for-profit hospitals in its franchise areas. The System has teamed up with its neighboring cable operator Time Warner to develop a local sports package called "Central Ohio Sport!" which features Ohio State University sporting events on an exclusive basis to cable customers. Management believes that its relations with the communities in which the System operates are generally excellent.

Franchises

     Cable television systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as:

o    time limitations on commencement and completion of construction;

o conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and

o    the maintenance of insurance and indemnity bonds.

     The provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended (the "Communications Act").

     The System provides cable television service to residents of 42 governmental jurisdictions. Within each of these governmental jurisdictions, the System operates under authority granted by the local community or the State of Ohio. Actual franchise agreements are maintained with the 28 jurisdictions that possess the legal basis to grant such franchises consistent with federal and state law. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In the System, such franchise fees are passed through directly to the customers. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communication Policy Act of 1984 (the "1984 Cable Act" and, together with the 1992 Cable Act, the "Cable Acts") prohibit franchising authorities from imposing franchise fees in excess of

5% of gross revenue and also permit the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     The majority of the System's basic customers are in governmental jurisdictions that require a franchise. The table below groups all of the System's governmental jurisdictions by date of expiration of the authority to operate and presents the approximate number and percentage of basic customers for each group as of December 31, 1999.


                                           Number of          Percentage of      Percentage of Total
Year of Franchise Expiration               Franchises         Total Franchises   Basic Customers
----------------------------               ----------         ----------------   ---------------
2000 through 2001.......................      6                 14%                14%
2002 and thereafter.....................     36                 86%                86%
                                           ----               ----               ----
      Total.............................     42                100%               100%
                                           ====               ====               ====

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

Competition

     Cable systems face increasing competition from alternative methods of receiving and distributing their core video business. Both wireline and wireless competitors have made inroads in competing against incumbent cable operators. The extent to which a cable operator is competitive depends, in part, upon its ability to provide to customers, at a reasonable price, a greater variety of programming and other communications services than are available off-air or through alternative delivery sources and upon superior technical performance and customer service.

     Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies, in particular direct broadcast satellite television systems operators, that have the potential to provide increased competition to cable systems. Recently enacted legislation permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites.

     The 1996 Telecom Act makes it easier for local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Various local exchange telephone companies currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including the deployment of broadband cable networks and the use of wireless transmission facilities. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Local exchange telephone companies and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The ability of local exchange telephone companies to cross-subsidize video, data and telecommunication services also poses some threat to cable operators.

     The major source of competition for the System is the wireline overbuild by Ameritech. Ameritech has overbuilt approximately 124,700 homes passed in the System's service area, or approximately 70% of the total homes in the service territory as of December 31, 1999.

     Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television systems, often enter into exclusive agreements with apartment building owners or "homeowners" associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

     The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a "cable system" such that providers of competitive video programming are only regulated and franchised as "cable systems" if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us. The System passes approximately 440 MDU complexes within its service territory and currently has entry agreements, either exclusive or non-exclusive, with complexes totaling approximately 62,300 MDUs. The System currently provides programming to just over 31,500 of these MDUs, or 51% of the total MDUs passed. The ability of the System to compete for customers in residential and commercial developments served by SMATV operators is uncertain.

     Direct broadcast television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television system programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation, and medium-power service is being provided by PrimeStar, Inc. DIRECTV recently acquired PrimeStar's medium-power direct broadcast satellite business and United States Satellite Broadcasting. These and other recently announced transactions have resulted in DIRECTV and EchoStar obtaining additional high-power channel capacity of direct broadcast satellite television systems through the acquisition of other direct broadcast satellite television system facilities and channel capacity. DIRECTV and EchoStar have thereby significantly increased the number of channels on which they can provide programming to customers. Direct broadcast satellite television systems have some advantages over cable systems that were not rebuilt, such as greater channel capacity and digital picture quality. In addition, legislation has recently been enacted which permits direct broadcast satellite television systems to deliver television stations in their local markets. The disadvantages of direct broadcast satellite television systems currently include expensive up-front customer equipment and installation costs and a lack of local programming and service. Management estimates that there were approximately 7,400 DBS customers in the System's service areas as of December 31, 1999.

     Several telephone companies are introducing digital subscriber line technology, which allows Internet access over traditional phone lines at data transmission speeds greater than those available by modem. Although these transmission speeds are not as great as the transmission speeds of a cable modem, we believe that the transmission speeds of digital subscriber line technology are sufficiently high enough that such technology will compete with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed data and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations.

     Cable operators also compete with wireless program distribution services such as analog and digital multichannel, multipoint distribution service, which use microwave frequencies to transmit video programming over-the-air to customers. There are operators of multipoint multichannel distribution systems who are authorized to provide or are providing broadcast and satellite programming to customers in areas served by our cable systems.

     Additionally, the FCC adopted regulations allocating frequencies in the 28 GHz band for a new service called local multipoint distribution service that can be used to provide video services similar to multipoint multichannel distribution systems. The FCC held spectrum auctions for local multipoint distribution service licenses in 1998 and 1999.

     As we expand our offerings to include local telephone services, we will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our local telephone service areas.

     Other new technologies may become competitive with services that cable communications systems can offer. Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, we cannot predict the effect of ongoing or future developments on the cable communications industry or on our operations.

Legislation and Regulation

     The cable television industry is regulated by the FCC, some state governments and the applicable local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect us. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable television industry and a description of certain state and local laws. We believe that the regulation of the cable television industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on us.

  Federal Legislation

     The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation. In addition, the 1996 Telecom Act required the FCC to undertake a number of rulemakings to implement the legislation, some of which have yet to be completed.

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

     Rate Regulation

     The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.

     For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, after first receiving two rate complaints from local customers, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC.

     The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system rebuilds or upgrades.

     As a further alternative, in 1995 the FCC adopted a simplified cost-of-service methodology which can be used by "small cable systems" owned by "small cable companies." A "small system" is defined as a cable television system which has, on a headend basis, 15,000 or fewer basic customers. A "small cable company" is defined as an entity serving a total of 400,000 or fewer basic customers that is not affiliated with a larger cable television company, that is to say that a larger cable television company does not own more than a 20 percent equity share or exercise de jure control. This small system rate-setting methodology almost always results in rates which exceed those produced by the cost-of-service rules applicable to larger cable television operators. Once the initial rates are set they can be adjusted periodically for inflation and external cost changes as described above. When an eligible "small system" grows larger than 15,000 basic customers, it can maintain its then current rates but it cannot increase its rates in the normal course until an increase would be warranted under the rules applicable to systems that have more than 15,000 customers. When a "small cable company" grows larger than 400,000 basic customers, the qualified systems it then owns will not lose their small system eligibility. If a small cable company sells a qualified system, or if the company itself is sold, the qualified systems retain that status even if the acquiring company is not a small cable company. The System was a "small cable company" prior to the October 30, 1998 completion of the AT&T Broadband joint venture relating to Insight's Indiana systems, but it no longer enjoys this status.

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

     Carriage of Broadcast Television Signals

     The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's area of dominant influence, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:
(a) a 50 mile radius from the station's city of license; or (b) the station's Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on Insight, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has initiated a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry.

     Deletion of Certain Programming

     Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable television system to delete or "black out" such programming from other television stations which are carried by the cable television system.

     Franchise Fees

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

     Renewal of Franchises

     The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee's performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as rebuilding facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

     The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

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

  Ownership

     The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and FCC rules adopted to implement the 1996 Telecom Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through "open video systems," a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators, including local exchange carriers, can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

     The 1996 Telecom Act generally prohibits local exchange carriers from purchasing any ownership interest in a cable television system exceeding 10% located within the local exchange carriers telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

     The 1996 Telecom Act makes several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repeals the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act have been eliminated, although the FCC's regulations prohibiting broadcast/cable common-ownership currently remain in effect. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

     The 1996 Telecom Act amends the definition of a "cable system" under the Communications Act so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

     Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable television systems which a single cable television operator can own. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multi-channel video programming distributors nationwide. Attributable interests for these purposes include voting interests of 5% or more, non-voting interests of 33% or more of the total assets (debt plus equity), officerships, directorships and general partnership interests The FCC has stayed the effectiveness of its horizontal ownership rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

     The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels.

     The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

     Access to Programming

     The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

     Privacy

     The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

     Franchise Transfers

     The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

     Technical Requirements

     The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of customer equipment or transmission technology.

     The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

     Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an emergency alert system. The rules require all cable television systems to provide an audio and video emergency alert system message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video emergency alert system message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of emergency alert system messages, such as a terminal that displays emergency alert system messages and activates other alerting mechanisms or lights, or to provide audio and video emergency alert system messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install emergency alert system equipment capable of providing audio and video emergency alert system messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level emergency alert system message on all programmed channels or installing emergency alert system equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video emergency alert system message on one programmed channel. This must be accomplished by October 1, 2002.

     Inside Wiring; Customer Access

     In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also recently issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This new order may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

     Pole Attachments

     The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula will not begin until 2001, and will be phased in by equal increments over the five ensuing years. The FCC recently ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

     Other FCC Matters

     FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.

     Copyright

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

     Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of

Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

     Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

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

     Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. To date, none of the states in which we currently operate has enacted state level regulation.

     The foregoing describes all material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or us can be predicted at this time.

  Internet Access Service

     We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers. Internet service providers include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. Recently, several Internet service providers asked the FCC as well as local authorities to require cable companies offering Internet access services over their broadband facilities to allow access to those facilities on an unbundled basis to other Internet service providers. In a recent report on the deployment of advanced telecommunications capability under Section 706 of the 1996 Telecom Act, the FCC declined to convene a proceeding to consider whether to impose such an access requirement on cable companies. However, the FCC indicated that it would continue to monitor the issue of broadband deployment. Also, the FCC denied requests by certain Internet service providers that it condition its approval of the merger of AT&T and TCI, now known as AT&T Broadband, LLC, on a requirement that those companies allow access by Internet service providers to their broadband facilities. Several local jurisdictions also are reviewing this issue. Recently, a U.S. District Court in Oregon upheld a requirement, imposed by a local franchising authority in the context of a franchise transfer, that the cable operator, if it chooses to provide Internet service, must provide open access to its system for other Internet service providers. That decision has been appealed. In the wake of this opinion, several other communities have begun to consider whether to impose a similar requirement.

     There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act generally referred to as the Communications Decency Act were found to be unconstitutional by the United States Supreme Court in 1997.

  Local Telecommunications Services

     The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service.

     We may in the future allow our cable infrastructure to be used for the provision of local telecommunications services to residential and business consumers. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, we would be subject to the requirements imposed upon local exchange carriers by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. Our ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Telecom Act. In January 1999, the United States Supreme Court reversed and vacated in part an earlier decision of a federal court of appeals striking down portions of the FCC's 1996 rules governing local telecommunications competition. The Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers to open their local networks to competition. Also, as a result of that Supreme Court decision, the FCC must determine what network elements of incumbent local exchange carriers must be made available to other providers and under what circumstances those elements must be made available. How the FCC resolves those questions will impact our ability to provide local telecommunications service in competition with incumbent local exchange telephone companies.


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


Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the holders of the Senior Notes during the three months ended December 31, 1999.

                                     PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     There is no public trading market for the equity of Coaxial, Phoenix and Insight Ohio. There are three, three and two holders of the equity of Coaxial, Phoenix and Insight Ohio, respectively.

Item 6. Selected Financial Data

     The following tables present selected historical financial data for Coaxial and Phoenix as of and for the five years ended December 31, 1999 and selected historical financial data for Insight Ohio as of and for the years ended December 31, 1999 and 1998. The financial information of the Central Ohio Cable System Operating Unit is presented as it represents the predecessor to Insight Ohio. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this report.


                  Coaxial Communications of Central Ohio, Inc.
                 (dollars in thousands, except subscriber data)

                                                                                   Year ended December 31,
                                                        ---------------------------------------------------------------------------
                                                           1999             1998             1997            1996            1995
                                                        ---------        ---------        ---------       ---------       ---------
Statement of Operations Data:
Revenues .........................................      $  46,747        $  47,956        $  48,229       $  50,418       $  46,831

Operating expenses:
   Service and administrative ....................         26,184           27,832           27,391          25,236          21,920
   Severance and transaction structure cost.......           --              4,822             --              --              --
   Management fee ................................          1,435              493             --              --              --
   Home office ...................................           --              1,370            1,498           1,697           1,695
   Depreciation and amortization..................          7,301            5,311            5,256           5,350           4,837
                                                        ---------        ---------        ---------       ---------       ---------
         Total operating expenses ................         34,920           39,828           34,145          32,283          28,452
                                                        ---------        ---------        ---------       ---------       ---------
Operating income .................................      $  11,827        $   8,128        $  14,084       $  18,135       $  18,379
                                                        ---------        ---------        ---------       ---------       ---------
   Interest expense, net .........................          3,741            1,622            1,230             426           1,033
   Other expense (income) ........................            (92)             421              271             248             251
                                                        ---------        ---------        ---------       ---------       ---------
Net income before
   Extraordinary item ............................      $   8,178        $   6,085        $  12,583       $  17,461       $  17,095
   Extraordinary item - loss on debt
   retirement ....................................           --               (847)            --              --              --
                                                        ---------        ---------        ---------       ---------       ---------
Net income .......................................      $   8,178        $   5,238        $  12,583       $  17,461       $  17,095
                                                        =========        =========        =========       =========       =========
Financial Ratios and Other Data:
System Cash Flow (1) .............................      $  20,563        $  20,124        $  20,838       $  25,182       $  24,911
System Cash Flow margin ..........................           43.9%            42.0%            43.2%           49.9%           53.2%
Operating Cash Flow (2) ..........................         19,128           18,261           19,340          23,485          23,216
Capital expenditures .............................         26,656            7,369            5,570           5,998           5,724
Net cash provided by operating activities ........         19,043           12,596           18,622          24,369          21,895
Net cash used in investing activities ............         26,754            3,470           15,242          19,551          19,914
Net cash used in financing activities ............            116              991            3,712           4,582           1,623
Operating Data: (at end of period, except
average and annualized data)
Homes passed (3) .................................        178,310          171,753          166,306         161,018         156,613
Basic subscribers (4) ............................         84,236           87,637           91,873          88,056          86,041
Basic penetration (5) ............................           47.2%            51.0%            55.2%           54.7%           54.9%
Premium service units (6) ........................         98,202           90,032           80,013          68,720          74,087
Premium penetration (7) ..........................          116.6%           102.7%            87.1%           78.0%           86.1%
Average monthly revenue per basic ................      $   45.33        $   44.52        $   44.67       $   48.27       $   46.40
subscriber (8)
System Cash Flow per basic subscriber (9) ........      $  239.28        $  224.21        $  231.62       $  289.28       $  296.20
Balance Sheet Data: (at the end of the
period)
Total assets .....................................      $  57,984        $  45,063        $ 109,655       $ 102,099       $  87,946
Total debt .......................................         45,551           35,692           47,236          50,442          40,375
Total liabilities ................................         61,392           45,723           55,328          59,767          50,927
Total shareholders' equity (deficit) .............         (3,408)            (660)          54,327          42,332          37,019

                               Phoenix Associates
                             (dollars in thousands)

                                                                                  Year ended December 31,
                                                          -------------------------------------------------------------------------
                                                             1999            1998            1997            1996            1995
                                                          ---------       ---------       ---------       ---------       ---------
Statement of Operations Data:
   Home office .....................................      $    --         $    --         $    --         $    --         $    --
                                                          ---------       ---------       ---------       ---------       ---------
      Total operating expenses .....................           --              --              --              --              --
Operating loss .....................................           --              --              --              --              --
      Interest expense, net ........................      $  10,866       $  12,350       $  12,094       $  12,490       $  12,362
      Other expense ................................           --                61              89             106             120
                                                          ---------       ---------       ---------       ---------       ---------
Net loss before extraordinary item .................        (10,866)        (12,411)        (12,183)        (12,596)        (12,482)
Extraordinary item .................................           --               100           3,315            --              --
                                                          ---------       ---------       ---------       ---------       ---------
Net loss ...........................................      $ (10,866)      $ (12,311)      $  (8,868)      $ (12,596)      $ (12,482)
                                                          =========       =========       =========       =========       =========

Balance Sheet Data: (at end of period)
Total assets .......................................      $   4,344       $   4,413       $   7,954       $   9,218       $   8,592
Total debt .........................................        105,565         105,565         178,365         170,762         157,448
Total liabilities ..................................        109,582         109,406         178,366         170,762         157,540
Total partners' deficit ............................       (105,238)       (104,993)       (170,412)       (161,544)       (148,948)

                   Insight Communications of Central Ohio, LLC
                 (dollars in thousands, except subscriber data)

                                                                         Insight
                                                                    Communications of                 Central Ohio Cable
                                                                     Central Ohio, LLC              System Operating Unit
                                                                 -----------------------     -------------------------------------
                                                                                     Year Ended December 31,
                                                                 -----------------------------------------------------------------
                                                                   1999          1998          1997          1996           1995
                                                                 ---------     ---------     ---------     ---------     ---------
Statement of Operations Data:
Revenues                                                         $  46,747     $  47,956     $  48,229     $  50,418     $  46,831
Operating expenses:
           Service and administrative                               26,184        27,831        27,391        25,236        21,920
           Severance and transaction structure costs                    --         4,822            --            --            --
           Management fee                                            1,435           493            --            --            --
           Home office                                                  --         1,371         1,498         1,697         1,695
           Depreciation and amortization                             7,148         5,311         5,238         5,334         4,823
                                                                 ---------     ---------     ---------     ---------     ---------
                  Total operating expenses                          34,767        39,828        34,127        32,267        28,438
                                                                 ---------     ---------     ---------     ---------     ---------
Operating income                                                    11,980         8,128        14,102        18,151        18,393
           Interest expense (income), net                              297           (59)          (70)          (29)          (38)
           Other expense                                               (92)          422           271           248           251
                                                                 ---------     ---------     ---------     ---------     ---------
Net income                                                       $  11,775     $   7,765     $  13,901     $  17,932     $  18,180
                                                                 =========     =========     =========     =========     =========

Financial Ratios and Other Data:
System Cash Flow (1)                                             $  20,563     $  20,125     $  20,838     $  25,182     $  24,911
System Cash Flow margin                                               43.9%         42.0%         43.2%         49.9%         53.2%
Operating Cash Flow (2)                                             19,128        18,261        19,340        23,485        23,216
Capital expenditures                                                26,656         7,369         5,529         5,992         5,702
Net cash provided by operating activities                           22,425        14,399        19,454        21,975        22,192
Net cash used in investing activities                               26,754         6,679         5,554         5,711         5,955
Net cash used in financing activities                                1,498         1,585        14,232        16,028        15,879

Operating Data: (at end of period, except
average and annualized data)
Homes passed (3)                                                   178,310       171,753       166,306       161,018       156,613
Basic subscribers (4)                                               84,236        87,637        91,873        88,056        86,041
Basic penetration (5)                                                 47.2%         51.0%         55.2%         54.7%         54.9%
Premium service units (6)                                           98,202        90,032        80,013        68,720        74,087
Premium penetration (7)                                              116.6%        102.7%         87.1%         78.0%         86.1%
Average monthly revenue per basic subscriber (8)                 $   45.33     $   44.52     $   44.67     $   48.27     $   46.40
System Cash Flow per basic subscriber (9)                        $  239.28     $  224.22     $  231.62     $  289.28     $  296.18

Balance Sheet Data: (at end of the period)
Total assets                                                     $  56,964     $  41,967     $  33,553     $  34,062     $  33,226
Total debt                                                          11,117           228           407           615           651
Total liabilities                                                   30,899        15,248         7,982         8,425         9,728
Total preferred interests                                          175,556       171,438            --            --            --
Total liabilities and preferred interests                          206,455       186,686            --            --            --
Total member's deficit                                            (149,491)     (144,719)           --            --            --
Net assets to be contributed                                            --            --        25,571        25,637        23,499

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

Private Offering of Senior Notes and Acquisition of System by Insight Ohio

     Coaxial and Phoenix completed on August 21, 1998 a private offering (the "Senior Notes Offering") of $140,000,000 aggregate principal amount of their 10% Senior Notes due in 2006 (the "Senior Notes"), in connection with the Financing Plan discussed under "Liquidity and Capital Resources," which included the contribution of Coaxial's cable television system (the "System") to Insight Ohio. On February 16, 1999, Coaxial and Phoenix Associates consummated an exchange of registered Senior Notes for their privately issued Senior Notes. The Senior Notes are guaranteed on a conditional basis by Insight Ohio. As a result of the Financing Plan, Coaxial and Phoenix have only nominal assets except for Coaxial's ownership of 25% of the non-voting common membership interests in Insight Ohio and 100% of the voting Series A Preferred Interest and Series B Preferred Interest in Insight Ohio (together, "Preferred Interests"). IHO holds the remaining 75% non-voting common membership interests in Insight Ohio.

     As part of the Financing Plan, one of the owners of Coaxial ("Coaxial LLC") and an affiliated corporation ("Coaxial Financing Corp") completed on August 21, 1998 a private offering (the "Senior Discount Notes Offering") of $55,869,000 aggregate principal amount at maturity of their 12 7/8% Senior Discount Notes due in 2008 (the "Senior Discount Notes"). Coaxial LLC and Coaxial Financing Corp. have only nominal assets except for Coaxial LLC's ownership of 67.5% of the common stock of Coaxial and notes of Coaxial DJM LLC and Coaxial DSM LLC (the other two owners of Coaxial), which notes are secured by the remaining 32.5% of the common stock of Coaxial. On February 16, 1999, Coaxial LLC and Coaxial Financing Corp. consummated an exchange of registered Senior Discount Notes for their privately issued Senior Discount Notes. The Senior Discount Notes are guaranteed on a conditional basis by Insight Ohio, subordinated to the conditional guarantee of the Senior Notes. The three limited liability companies that own Coaxial, which includes Coaxial LLC, are referred to herein as the "Individual LLCs."

     The Preferred Interests have distribution priorities that provide for distributions to Coaxial. The distributions from the Series A Preferred Interest will be used to pay interest and principal on the Senior Notes and the distributions from the Series B Preferred Interest will be used to pay dividends to the Individual LLCs, which dividends will be used to pay interest and principal on the Senior Discount Notes. Distributions by Insight Ohio will be subject to certain financial covenants and other conditions set forth in its Senior Credit Facility.

     Coaxial and Phoenix do not conduct any business and are dependent upon the cash flow on Insight Ohio to meet their obligations under the Senior Notes. IHO, a wholly-owned subsidiary of Insight, serves as the manager of the System.

     The following discussion relates to the historical operations of Coaxial for the periods presented. On August 21, 1998, all of the assets and liabilities comprising the System (predecessor company to Insight Ohio) were contributed to Insight Ohio. Subsequent to the consummation of the Financing Plan, Insight Ohio was deemed to be a subsidiary of Coaxial and, as such, the financial statements of Insight Ohio are consolidated into the financial statements of Coaxial. Financial results related to historical information reflect the operation and management of the System by Coaxial through August 21, 1998 and by IHO from August 21, 1998 to December 31, 1999. The historical operating results of Coaxial presented below reflect the actual results of the System in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial presented below appear elsewhere in this report under the heading "Coaxial Communications of Central Ohio, Inc."

Overview

     Revenues generated by the System are primarily attributable to monthly subscription fees charged to basic customers for basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming) as well as monthly charges for customer equipment rental. Premium revenues primarily consist of monthly subscription fees for programming provided on a per channel basis. In addition, other revenues are derived from installation and reconnection fees charged to basic customers to commence or discontinue service, pay-per-view charges, late payment fees, advertising revenues and commissions related to the sale of goods by home shopping services.

     System operating expenses consist of service and administrative expenses, home office expenses and depreciation and amortization. Service and administrative expenses include direct costs, such as fees paid to programming suppliers, expenses related to copyright fees, bad debt expense and use fees. Programming fees have historically increased at rates in excess of inflation due to increases in the number of programming services offered by the System and improvements in the quality of programming. Service and administrative expenses also include costs attributable to the operation of the System, including wages and salaries and other expenses related to plant operating activities, customer service operations, marketing, billing, advertising sales and video production. Prior to August 21, 1998, service and administrative expenses also included costs attributable to finance and accounting, human resources and other administrative functions. Upon consummation of the Financing Plan, such expenses were replaced by the management fee arrangement with IHO.

     The System relies on IHO for all of its strategic, managerial, financial and operational oversight and advice. Insight also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility, the Senior Discount Notes and the Senior Notes, IHO is entitled to receive management fees of 3.0% of gross operating revenues of the System. Such management fee is payable only after distributions have been made in respect of the Preferred Interests and only to the extent that such payment would be permitted by an exception to the restricted payments covenants of the Senior Discount Notes and the Senior Notes as well as Insight Ohio's Senior Credit Facility. Such management fee is included in service and administrative expenses.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues for the year ended December 31, 1999 were $46.7 million, compared to $48.0 million for the year ended December 31, 1998. For the year ended December 31, 1999, customers served averaged 85,937, as compared with 89,755 in 1998. Effective August 21, 1998, the date of the contribution of assets to Insight Ohio, Insight Ohio no longer included franchise fees in revenue due to a change in financial reporting which caused 1998 revenue to be higher by approximately $770,000. On a pro forma basis, excluding franchise fees, revenue for the year ended December 31, 1999 was 0.9% lower than the previous year despite a 4.3% decrease in customers served on average as Insight Ohio ended previous management's program of deeply discounting its rates.

     On a pro forma basis excluding franchise fees, average revenue per customer for the year ended December 31, 1999 totaled $45.33 versus $43.81 for the year ended December 31, 1998. Average revenue per customer for Insight Ohio's basic and classic service increased from $25.88 for the year ended December 31, 1998 to $26.54 for the year ended December 31, 1999 on a pro forma basis excluding franchise fees. This increase is primarily attributable to the discontinuance of prior management's discounting structure.

     Effective November 1, 1999, the System began activating nodes in rebuilt areas, increasing the rate for classic service by $1.75 from $14.93 to $16.68. As of December 31, 1999, there were approximately 10,800 customers receiving this enhanced service which offers six more channels on the classic service tier. In addition, customers in rebuilt areas have the opportunity to receive new products including Insight's digital gateway service, video on demand and high speed data access. As of December 31, 1999, Insight has realized revenues of approximately $24.00 per digital home and approximately $34.00 per high speed data customer in other markets where these products have been launched during the past year.

     Service and administrative expenses, excluding management fees and home office expenses, decreased to $26.2 million for the year ended December 31, 1999, compared to $27.8 million in 1998, a decrease of $1.6 million or 5.8%. Programming expenses decreased by 6.5%, from $12.1 million in 1998 to $11.3 million in 1999, primarily reflecting savings realized through Insight's purchasing discounts and fewer customers served. In particular, programming fees were approximately 2.2% less on a per customer basis due to discounts available to Insight Ohio. Personnel expenses decreased by approximately 14.8% or $1.0 million due to the elimination of duplicative administrative personnel. In addition, franchise fees of approximately $770,000 were included in service and administrative expenses for the year ended December 31, 1998. Effective August 21, 1998, Insight Ohio no longer included franchise fees in expense due to a change in financial reporting.

     Severance and transaction structure costs of $4.8 million were incurred for the year ended December 31, 1998 as a result of the Financing Plan and the related contribution of the System to Insight Ohio. These costs consisted of severance costs of $960,000 and professional fees of $3.8 million.

     Until August 21, 1998, the System was charged home office expenses that include costs incurred by the owners of Coaxial and their direct employees relating to the System including salaries, benefits, legal fees, travel and entertainment, accounting fees and other office expenses. Through August 21, 1998, such expenses totaled $1.4 million. Upon consummation of the Financing Plan, IHO commenced management services to the System for which it received a management fee totaling $493,000 for the period from August 21 through December 31, 1998 and $1.4 million for the year ended December 31, 1999.

     Depreciation and amortization increased by approximately $2.0 million or 37.8% from $5.3 million for the year ended December 31, 1998 to $7.3 million for the year ended December 31, 1999 reflecting capital expenditures associated with the System's rebuild.

     Net interest expense increased by approximately $2.1 million to $3.7 million for the year ended December 31, 1999 primarily resulting from a net decrease in interest income from related parties during 1999 as compared to 1998 as well as higher interest expense resulting from Insight Ohio borrowings under a Senior Credit Facility.

     In 1998, an extraordinary loss of approximately $847,000 was recognized due to the refinancing of Coaxial's bank debt that existed prior to August 21, 1998.

     Net income increased to $8.2 million for the year ended December 31, 1999 from net income of $5.2 million for the year ended December 31, 1998 for the reasons set forth above.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues for the year ended December 31, 1998 were $48.0 million, compared to $48.2 million for the year ended December 31, 1997. For the year ended December 31, 1998, subscribers served averaged 89,755, as compared with 89,965 in 1997. Revenues were depressed by the former owner's program of deeply discounting its service by more than 55% of the System's rate card. The program was initiated in late July 1997 and continued through June 1998. Therefore, the full impact of the approximately 16,000 subscribers billed at promotional rates is not fully evident until fiscal 1999. The revenue decrease was partially offset by a 22.9% increase in advertising revenue, which includes production revenue.

     Service and administrative expenses, including home office and management fees, increased to $29.7 million for the year ended December 31, 1998, compared to $28.9 million in 1997, an increase of $800,000, or 2.8%. Programming expenses increased by 15.4%, from $10.4 million in 1997 to $12.0 million in 1998, reflecting additional channels provided in the competitive areas, an increase in customers and annual increases in programming rates offset by savings realized through Insight's purchasing discounts. The System was charged home office expenses that include costs incurred by the owners of Coaxial and their direct employees relating to the System including salaries, benefits, legal fees, travel and entertainment, accounting fees and other office expenses. For the year ended December 31, 1998, such expenses totaled $1.4 million, an increase of $100,000, or 7.7%, from 1997. Upon consummation of the Financing Plan, IHO commenced management services to the System for which it receives a management fee. Service and administrative expenses, which accounted for 66.1% of total revenue for the period ended August 21, accounted for only 54.5% of total revenue from August 21 through the end of year reflecting Coaxial's new cost structure. In particular, programming fees were approximately 6.0% less on a per customer basis due to discounts available to Coaxial. In addition, on an annualized basis, personnel expenses were less by approximately 16.7% due to the elimination of duplicative administrative personnel.

     Severance and transaction structure costs of $4.8 million were incurred for the year ended December 31, 1998 as a result of the Financing Plan and the related contribution of the System to Insight Ohio. These costs consisted of severance costs of $960,000 and professional fees of $3.8 million.

     Depreciation and amortization remained flat at $5.3 million for the years 1998 and 1997.

     Net interest expense increased approximately $400,000 to $1.6 million for the year ended December 31, 1998 due primarily to interest on the Senior Notes from August 21, 1998 through December 31, 1998.

     In 1998, an extraordinary loss of $847,000 was recognized due to the refinancing of Coaxial's bank debt that existed prior to August 21, 1998.

     Net income decreased to $5.2 million for the year ended December 31, 1998 from net income of $12.6 million for the year ended December 31, 1997 for the reasons set forth above.


Liquidity and Capital Resources

     The cable television business is a capital intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures relating to Coaxial totaled $26.7 million for the year ended December 31, 1999 and $7.4 million for the year ended December 31, 1998. These expenditures were primarily for serving new homes, the rebuild of cable plant, equipment purchases, the upgrade and replacement of service vehicles and routine replacement of cable plant and related equipment. Prior to August 21, 1998, the capital expenditures were financed through borrowings under a senior credit facility among Coaxial, Phoenix, certain of their affiliates, The Chase Manhattan Bank, as agent, and certain lenders (the "Chase Credit Facility") and cash flows from operations. Subsequent to August 21, 1998, the capital expenditures were financed by cash received from certain proceeds of the Senior Notes and Senior Discount Notes offerings, amounts contributed by IHO upon consummation of the contribution and borrowings under Insight Ohio's Senior Credit Facility and cash flows from operations.

     IHO continues to further enhance the technical platform of the System by upgrading the plant serving the majority of customers. The capability for high-speed data transmission, impulse pay-per-view, digital tiers of service and additional analog channels is intended to be provided by further deployment of fiber optics, an increase in the bandwidth to 870 MHz, activation of the reverse plant to allow two-way communications and the installation of digital equipment.

     Capital expenditures are expected to approximate $34.6 million during the year 2000 to support not only ongoing plant extensions, new customer additions and capital replacement, but also to fund the plant upgrade to 870 MHz and to activate plant for 2-way transmission, which is necessary to facilitate the deployment of interactive services. It costs approximately $1,500/mile to activate 2-way or reverse plant.

     IHO expects to complete the upgrade of the plant with 2-way activation by the end of 2000. IHO had originally planned to rebuild the plant to 750 MHz, but upon further review, decided to expand the plant capacity to 870 MHz. In addition, IHO decided to enlarge the upgrade by approximately 400 miles. The combination of these changes will result in incremental capital costs of approximately $8.0 million.

     The Senior Notes Offering was part of the Financing Plan implemented to facilitate the organization of Insight Ohio, the acquisition of the System by Insight Ohio and to provide for the System's liquidity and operational and financial flexibility. Pursuant to the Financing Plan:

o Coaxial contributed to Insight Ohio substantially all of the assets comprising the System for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as the voting Preferred Interests in Insight Ohio, which provide for distributions to Coaxial that will be used to pay interest and principal on the Senior Notes and to pay dividends to the Individual LLCs that will be used to pay interest and principal on the Senior Discount Notes;

o IHO contributed $10.0 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio;

o Coaxial LLC and Coaxial Financing Corp. effected the Senior Discount Notes Offering;

o    Coaxial and Phoenix effected the Senior Notes Offering; and

o a portion of the existing bank indebtedness of Coaxial and Phoenix and certain of their affiliates was repaid and the balance was purchased by CIBC Oppenheimer Corp. ("CIBC") and restructured in accordance with an agreement among the parties.

     The gross proceeds received by Coaxial LLC and Coaxial Financing Corp. from the Senior Discount Notes Offering were approximately $30.0 million. Proceeds from such private offering were used for the repayment of outstanding indebtedness (approximately $28.9 million). CIBC purchased certain outstanding indebtedness (approximately $136.4 million) of Coaxial and Phoenix and restructured that debt in accordance with the Financing Plan. CIBC funded such purchase with proceeds from the Senior Notes Offering. The remaining proceeds from the Senior Discount Notes Offering and the Senior Notes Offering and the $10.0 million cash contribution from IHO were used for working capital (approximately $2.9 million), deferred compensation and severance payments (approximately $3.0 million) and fees and expenses (approximately $8.8 million).

     Insight Ohio entered into a senior credit facility (the "Senior Credit Facility") on October 7, 1998 with Canadian Imperial Bank of Commerce (which is an affiliate of CIBC), as agent ("Canadian Imperial Bank"), for the purpose of financing its future capital expenditures and for working capital and general purposes, including the planned upgrade of the System's technical capability, as discussed above. The Senior Credit Facility is a six-year $25 million reducing revolving credit facility. As of December 31, 1999, $11.0 million was borrowed under the Senior Credit Facility and $14.0 million remained available for borrowing.

     Coaxial and Phoenix expect to make interest payments on the Senior Notes from funds distributed to Coaxial in respect of the Series A Preferred Interest in Insight Ohio to the extent permitted under the terms of its Senior Credit Facility. Insight Ohio accrues preferred dividends in respect of the Series A Preferred Interest. Coaxial expects to make dividend payments to its shareholders from funds distributed to Coaxial in respect of the Series B Preferred Interest in Insight Ohio to the extent permitted under the terms of its Senior Credit Facility. Insight Ohio accrues preferred dividends in respect of the Series B Preferred Interest.

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

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Discount Notes and the Senior Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including with respect to total leverage, interest coverage and pro forma debt service coverage. At December 31, 1999, Insight Ohio exceeded the annual capital expenditure limit stated in the Senior Credit Facility. Insight Ohio's lender waived this limitation through December 31, 1999. Management does not expect that such covenants will materially impact the ability of Insight Ohio to operate its business.

     The Senior Notes and Senior Discount Notes Indentures (the "Indentures") impose (i) restrictions, that, among other things, limit the amount of additional indebtedness that may be incurred by Coaxial and Phoenix and their subsidiaries (including Insight Ohio) and (ii) limitations on, among other things, investments, loans and other payments, certain transactions with affiliates and certain mergers and acquisitions.

     The ability of Insight Ohio to comply with the covenants and restrictions of the Indentures and the Senior Credit Facility can be affected by events beyond its control, and there can be no assurance that Insight Ohio will achieve operating results that would permit compliance with such provisions. The breach of certain provisions of the Senior Credit Facility would, under certain circumstances, result in defaults thereunder, permitting the lenders thereunder to prevent distributions with respect to the Preferred Interests and to accelerate the indebtedness thereunder. If Insight Ohio were unable to repay the amounts due in respect of the Senior Credit Facility, the lenders thereunder could foreclose upon the assets pledged to secure such repayment. Any of such events would adversely affect the ability of Coaxial and Phoenix to service the Senior Notes or the ability of Insight Ohio to comply with the redemption provisions of the Series A Preferred Interest.

     Cash provided by operations for the year ended December 31, 1999 was $19.0 million compared to $12.5 million for the same period in 1998. This increase in Coaxial's net cash flow from operations is the result of an increase in net income primarily due to the $4.8 million paid for severance and transaction structure costs in 1998 combined with positive changes in working capital accounts.

     Cash used in investing activities for the years ended December 31, 1999 and 1998 was $26.8 million and $3.5 million, respectively. For the years ended December 31, 1999 and 1998, Coaxial had capital expenditures of $26.6 million and $7.4 million, respectively, to upgrade the system, to build plant expansions and purchase equipment needed to service customers.

     Cash used in financing activities for the year ended December 31, 1999 was approximately $100,000 as capital distributions of $11.0 million were offset by borrowings under the Senior Credit Facility of the same amount. Cash used in financing activities for the year ended December 31, 1998 was $1.0 million. Cash used in financing activities for the year ended December 31, 1998 resulted primarily from the issuance of the Senior Discount Notes, the Senior Notes and the $10 million contribution by IHO which was subsequently offset by approximately $7.6 million of capital distributions and funds loaned to Coaxial DSM LLC and Coaxial DJM LLC.

     Due to the increased rebuild costs, management has determined that amounts available under the Senior Credit Facility and cash flows from operations may not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, IHO has provided a commitment letter to Insight Ohio to fund any operating shortfall through the year 2000.


Inflation and Changing Prices

     Coaxial's costs and expenses are subject to inflation and price fluctuations. Although changes in costs can be passed through to customers, such changes may be constrained by competition. Management does not expect inflation to have a material effect on Coaxial's future results of operations.


Year 2000

     We have not experienced any problems with our computer systems or software products failing or malfunctioning because they were unable to distinguish 21st century dates, which are generally known as Year 2000 problems. We are also not aware of any material Year 2000 problems with our suppliers or vendors. While we have not had any problems to the date of this report, our one remaining worst-case business interruption would be a failure by our billing systems service provider which could result in a loss of customer records and disrupt our ability to bill customers for a protracted period of time.

     During 1999 we performed Year 2000 testing on our existing hardware and software components and replaced all non-compliant components with new products which were Year 2000 compliant. As of March 23, 2000, we have not incurred material Year 2000 costs. Although no assurances can be given, we currently expect that the total projected costs associated with our Year 2000 program will be less than $35,000.


Recent Accounting Pronouncements

     In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not anticipate the adoption of this statement to have a material impact on their respective financial statements.


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

     Reference is made to pages. F-1 through F-37 comprising a portion of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Subsequent to the Financing Plan in August 1998, Arthur Andersen LLP resigned as independent auditor for Coaxial, Phoenix and Insight Ohio.

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

     There were no disagreements ("Disagreements") between Coaxial, Phoenix or Insight Ohio and Arthur Andersen during either (i) the Prior Fiscal Years, or
(ii) the period from January 1, 1998, until the resignation of Arthur Andersen (the "Interim Period") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of the Disagreement in connection with its reports for the Prior Fiscal Years.

     There were no "Reportable Events," as such term is defined in Item 304(a)(1)(v) of Regulation S-K, during either (a) the Prior Fiscal Years, or (b) the Interim Period.

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

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Individual LLCs, Coaxial, Insight Ohio, IHO and Insight. Insight is wholly-owned by Insight Communications Company, Inc. ("Insight Parent"). Insight is the parent of IHO which serves as manager of the Individual LLCs and Insight Ohio and Insight Parent thereby effectively controls the management and affairs of the Individual LLCs, Coaxial and Insight Ohio. The executive officers of Insight Parent are compensated by Insight Parent. Insight Ohio pays management fees to IHO. Sidney Knafel, Michael Willner and Kim Kelly serve as the directors of Coaxial. The table also includes the members of the Management Committee of Insight Ohio, which manage the business of Insight Ohio and in doing so have delegated broad authority to IHO as manager of the System. None of the executive officers of Coaxial and Phoenix are compensated for their services as such. Phoenix only has nominal assets and will not conduct any business.

         Name                       Age                            Position
         ----                       ---                            --------
Sidney R. Knafel                    69     Chairman of the Individual LLCs, Coaxial, Insight Ohio, IHO and
                                           Insight; Member of the Management Committee of Insight Ohio

Michael S. Willner                  48     President and Chief Executive Officer of the Individual LLCs, Coaxial,
                                           Insight Ohio, IHO and Insight; Member of the Management Committee of
                                           Insight Ohio

Kim D. Kelly                        43     Executive Vice President and Chief Operating and Financial Officer of
                                           the Individual LLCs, Coaxial, Insight Ohio, IHO and Insight; Member of
                                           the Management Committee of Insight Ohio

Dennis J. McGillicuddy              58     Member of the Management Committee of Insight Ohio

     Sidney R. Knafel has been our Chairman of the Board since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of NTL Incorporated, CoreComm Limited, General American Investors Company, Inc., IGENE Biotechnology, Inc. and Source Media, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

     Michael S. Willner, our Chief Executive Officer, co-founded and has served as our President since 1985. Previously, Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable's Bergen County, New Jersey cable television system from 1975 to 1977. Currently, Mr. Willner is a director of NTL Incorporated. He is also a director of Source Media, Inc. He serves on the board of C-SPAN and the National Cable Television Association where he is a member of the Executive Committee and serves as Treasurer. Mr. Willner is a graduate of Boston University's College of Communication and serves on the school's Executive Committee.

     Kim D. Kelly has been our Executive Vice President and Chief Financial Officer since 1990. Ms. Kelly has also been our Chief Operating Officer since January 1998. Prior thereto, she served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly serves as a member of the National Cable Television Association Subcommittee for Telecommunications Policy, as well as the National Cable Television Association Subcommittee for Accounting. She also serves as a director of Bank of New York Hamilton Funds and Source Media, Inc. and serves on the boards of Cable in the Classroom, and Cable Advertising Bureau Ms. Kelly is a graduate of George Washington University.

     Dennis J. McGillicuddy co-founded Coaxial in 1968 and served as Chairman of the Board of Directors of Coaxial until the consummation of the System Acquisition. Mr. McGillicuddy also serves as Chairman of CCX, Inc., a manufacturer of building products, and is a director of Benz Research and Development Corp. Mr. McGillicuddy served as a member of the Board of CCX, Inc. at the time a petition under Federal bankruptcy laws was filed by CCX in All executive officers serve at the discretion of the Board of Directors.

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

Item 11. Executive Compensation

     Coaxial and Phoenix do not make any payments in respect of compensation to any of their executive management personnel. Rather, executive management personnel of Coaxial and Phoenix receive compensation from Insight Parent. Accordingly, IHO utilizes its management fees from Insight Ohio to pay for all of its operating expenses for managing the day-to-day affairs of the System.

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

                     Name and Address of Beneficial Owner            Percentage Ownership
                     ------------------------------------            --------------------
Coaxial LLC (1)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242..........................................           67.5%

Coaxial DJM LLC (2)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242..........................................           22.5%

Coaxial DSM LLC (3)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242..........................................           10.0%

----------
(1)  Wholly-owned by Barry Silverstein.

(2)  Wholly-owned by Dennis J. McGillicuddy.

(3)  Wholly-owned by D. Stevens McVoy.

Item 13. Certain Relationships and Related Transactions

IHO Management Fees

     In accordance with the Operating Agreement of Insight Ohio, IHO is entitled to be paid management fees for managing the day-to-day operations of Insight Ohio. Pursuant to the Operating Agreement, subject to certain covenants in the Indentures, IHO is entitled to receive management fees of 3.0% of gross revenues of Insight Ohio. Fees under this management agreement were approximately $1,435,000 for the year ended December 31, 1999. IHO is also entitled to reimbursement from Insight Ohio for all direct, out-of-pocket expenses incurred by or on behalf of IHO that directly relate to its management of the business and operations of Insight Ohio, including any such expenses incurred in connection with the management of Coaxial LLC and Coaxial Financing Corp. However, IHO is not entitled to reimbursement from Insight Ohio for corporate overhead (including employee bonuses and health, welfare, retirement, and other employee benefits and overhead expenses of its corporate office management, development, internal accounting, and finance management personnel).

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

Coaxial

     MetroComm AxS L.P. ("MetroComm")

     MetroComm provides competitive telephone service in the Columbus market. Until June 1999, MetroComm was 50% owned by Time Warner AxS of Columbus L.P. and 50% owned by MetroComm Inc. (which is owned by Barry Silverstein, Dennis McGillicuddy and D. Stevens McVoy, who are the sole members of each of their respective Individual LLCs, and Dan Coy, the chief executive officer of MetroComm), at which time the owners of MetroComm, Inc. exchanged their interests therein for interests in Time Warner Telecom, Inc. giving affiliates of Time Warner Telecom, Inc. 100% ownership of MetroComm. MetroComm contracted with Coaxial to build the necessary fiber plant needed by MetroComm to service its customers that were in Coaxial's service area. Coaxial then leased the fiber plant to MetroComm at a contracted price. MetroComm bought-out its lease with Coaxial as of June 29, 1998 for approximately $347,000, which was the remaining balance under the five year lease. The fiber plant continues to be used by MetroComm under a new 30-year Indefeasible Right of Use Agreement whereby Coaxial licenses to MetroComm exclusive use of all capacity on specified fiber optic facilities in exchange for payment to Coaxial of certain maintenance and other costs. The amount paid by MetroComm to Coaxial for such maintenance and other costs during the 1999 was approximately $29,000. The agreement also provides that that MetroComm will reimburse Coaxial for the costs of constructing any additional fiber optic facilities for use by MetroComm. The amount paid by MetroComm to Coaxial for such construction and related costs during 1999 was approximately $425,210. The terms of the agreement are typical of arrangements of competitive telephone service providers that are owned by cable operators. Such terms may not be comparable to what they would be if the agreement were between Coaxial and an unrelated third party.

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements:

                                                                                                                  Page
                                                                                                                  ----
Coaxial Communications of Central Ohio, Inc. Report of Independent Public Accountants -
Arthur Andersen LLP.............................................................................................   F-1

Coaxial Communications of Central Ohio, Inc. Report of Independent Auditors -
Ernst & Young LLP...............................................................................................   F-2

Financial Statements:

         Coaxial Communications of Central Ohio, Inc. Consolidated Balance Sheets as of
         December 31, 1999 and 1998 ............................................................................   F-3

         Coaxial Communications of Central Ohio, Inc. Consolidated Statements of
         Operations and Changes in Stockholders' (Deficit) Equity for the years ended
         December 31, 1999, 1998, and 1997......................................................................   F-4

         Coaxial Communications of Central Ohio, Inc. Consolidated Statements of Cash
         Flows for the years ended December 31, 1999, 1998, and 1997............................................   F-5

         Coaxial Communications of Central Ohio, Inc. Notes to Consolidated Financial
         Statements.............................................................................................   F-6

Phoenix Associates Report of Independent Public Accountants - Arthur Andersen LLP...............................   F-12

Phoenix Associates Report of Independent Auditors - Ernst & Young LLP...........................................   F-13

Financial Statements:

         Phoenix Associates Balance Sheets as of December 31, 1999 and 1998.....................................   F-14

         Phoenix Associates Statements of Operations and Changes in Partners' Deficit for
         the years ended December 31, 1999, 1998, and 1997......................................................   F-15

         Phoenix Associates Statements of Cash Flows for the years ended
         December 31, 1999, 1998, and 1997......................................................................   F-16

         Phoenix Associates Notes to Financial Statements.......................................................   F-17

Insight Communications of Central Ohio, LLC Report of Independent Auditors -
Ernst & Young LLP...............................................................................................   F-20

Financial Statements:

         Insight Communications of Central Ohio, LLC Balance Sheets as of  December 31, 1999 and 1998...........   F-21

         Insight Communications of Central Ohio, LLC Statements of Operations and
         Changes in Members' Deficit for the years ended December 31, 1999 and 1998.............................   F-22

         Insight Communications of Central Ohio, LLC Statements of Cash Flows
         for the years ended December 31, 1999 and 1998.........................................................   F-23

         Insight Communications of Central Ohio, LLC Notes to Financial Statements..............................   F-24

Central Ohio Operating Unit Report of Independent Public Accountants  -
Arthur Andersen, LLP............................................................................................   F-29

Financial Statements:

         Central Ohio Cable System Operating Unit Statement of Net Assets to be
         Contributed at December 31, 1997.......................................................................   F-30

         Central Ohio Cable System Operating Unit Statement of Operations related to Net
         Assets to be Contributed for the year ended December 31, 1997..........................................   F-31

         Central Ohio Cable System Operating Unit Statement of Cash Flows for the year
         ended December 31, 1997................................................................................   F-32

         Central Ohio Cable System Operating Unit Notes to Financial Statements.................................   F-33


The following consolidated financial statement schedule of Coaxial Communications of Central Ohio, Inc. is included in item 14(d):

         Report of Independent Public Accountants - Arthur Andersen LLP Report of Independent Auditors- Ernst & Young LLP
         Schedule II Valuation and Qualifying Accounts

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

10.3 Management Agreement of Coaxial DSM LLC dated August 21, 1998 among Insight Holdings of Ohio, LLC, Coaxial DSM LLC and D. Stevens McVoy*

10.4 Management Agreement of Coaxial DJM LLC dated August 21, 1998 among Insight Holdings of Ohio, LLC, Coaxial DJM LLC and Dennis
               J. McGillicuddy*

10.5 Management Agreement between Coaxial Communications of Central Ohio, Inc. and Insight Communications of Central Ohio, LLC dated August 21, 1998*

10.6 Assignment Agreement dated as of August 21, 1998 among CIBC Oppenheimer Corp., the lenders who were a party to the Chase Credit Facility, The Chase Manhattan Bank, as agent for such lenders, Coaxial Communications of Central Ohio, Inc., Phoenix Associates, Coaxial Associates of Columbus I, Coaxial Associates of Columbus II and Coaxial Associates of Southern Ohio, Inc.*

10.7 Revolving Credit Agreement dated as of October 7, 1998 among Insight Communications of Central Ohio, LLC, several banks and financial institutions or entities, and Canadian Imperial Bank of Commerce, as administrative agent*

16.1           Letter from Arthur Andersen LLP*

27.1           Financial Data Schedule for Phoenix Associates

27.2           Financial Data Schedule for Coaxial Communications of Central
               Ohio, Inc.

27.3           Financial Data Schedule for Insight Communications of Central
               Ohio, LLC


------------
* Denotes document filed as an exhibit to Registrants' Registration Statement on Form S-4 (File Nos. 333-63677, 333-63677-01 and 333-63677-02) and
     incorporated herein by reference.

                    Report of Independent Public Accountants


To the Shareholders of
  Coaxial Communications of Central Ohio, Inc.

We have audited the accompanying statements of operations and changes in stockholders' equity and cash flows of Coaxial Communications of Central Ohio, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Coaxial Communications of Central Ohio, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

Columbus, Ohio
July 17, 1998

                         Report of Independent Auditors


The Shareholders
Coaxial Communications of Central Ohio, Inc.

We have audited the accompanying consolidated balance sheets of Coaxial Communications of Central Ohio, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations and shareholder's deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coaxial Communications of Central Ohio, Inc. at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

New York, New York
March 29, 2000

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                         December 31,
                                                                                  1999                  1998
                                                                                ---------             ---------
ASSETS
Cash and cash equivalents                                                       $     882             $   8,709
Subscriber receivables, less allowance for doubtful accounts
     of $383 and  $306 in 1999 and 1998, respectively                                 790                 1,186
Other accounts receivable, less allowance for doubtful accounts
     of $175 and $145 in 1999 and 1998, respectively                                3,136                 1,520
Prepaid expenses and other current assets                                             155                   166
                                                                                ---------             ---------
Total current assets                                                                4,963                11,581

PROPERTY AND EQUIPMENT, at cost:
Land and Land Improvements                                                            260                   260
CATV systems                                                                       96,734                71,032
Equipment                                                                           8,027                 7,102
Furniture                                                                             362                   333
Leasehold improvements                                                                 71                    71
                                                                                ---------             ---------
                                                                                  105,454                78,798
Less accumulated depreciation and amortization                                    (53,999)              (46,898)
                                                                                ---------             ---------
Total property and equipment, net                                                  51,455                31,900

INTANGIBLE ASSETS, at cost:
Franchise costs                                                                     7,404                 7,385
Deferred financing costs and other                                                  1,604                 1,447
                                                                                ---------             ---------
                                                                                    9,008                 8,832
Less accumulated amortization                                                      (7,600)               (7,400)
                                                                                ---------             ---------
Total intangible assets, net                                                        1,408                 1,432

Due from Related Parties                                                              158                   149

                                                                                ---------             ---------
Total assets                                                                    $  57,984             $  45,062
                                                                                =========             =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current portion of capital lease obligations                                    $      73             $     123
Accounts payable                                                                    4,963                 3,230
Accrued interest                                                                    1,519                 1,250
Accrued liabilities                                                                 5,061                 2,536
Accrued programming                                                                 1,890                 1,868
                                                                                ---------             ---------
Total current liabilities                                                          13,506                 9,007

NOTES PAYABLE:
Senior Notes                                                                       34,435                34,435
Senior Credit Facility                                                             11,000                    --
                                                                                ---------             ---------
Total notes payable                                                                45,435                34,435


Capital Lease Obligations                                                              43                   105
Other Liabilities                                                                   2,408                 1,146
Due to related parties                                                                 --                 1,029
                                                                                ---------             ---------
Total liabilities                                                                  61,392                45,722

Commitments and Contingencies

SHAREHOLDERS' DEFICIT:
Common stock--authorized 2,000 shares, 1,080 shares
issued and outstanding in 1999 and 1998; $1 par value                                   1                     1
Paid-in capital                                                                    11,501                11,501
Retained deficit                                                                  (14,910)              (12,162)
                                                                                ---------             ---------
Total shareholders' deficit                                                        (3,408)                 (660)
                                                                                ---------             ---------
Total liabilities and shareholders' deficit                                     $  57,984             $  45,062
                                                                                =========             =========

See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
                             (dollars in thousands)

                                                                    For the years ended December 31,
                                                              1999                1998                1997
                                                            --------            --------            --------
REVENUES                                                    $ 46,747            $ 47,956            $ 48,229

OPERATING EXPENSES:
Service and administrative                                    27,619              29,695              28,889
Severance and  transaction structure costs                        --               4,822                  --
Depreciation and amortization                                  7,301               5,311               5,256
                                                            --------            --------            --------
Total operating expenses                                      34,920              39,828              34,145
                                                            --------            --------            --------

OPERATING INCOME                                              11,827               8,128              14,084

Other Income (Expense)                                            92                (421)               (272)

Interest Income (Expense):
Interest income--related parties                                  --               2,846               4,297
Interest income                                                  208                  35                  70
Interest expense--related parties                                 --              (1,019)             (2,412)
Interest expense                                              (3,949)             (3,484)             (3,184)
                                                            --------            --------            --------
Total interest expense, net                                   (3,741)             (1,622)             (1,229)
                                                            --------            --------            --------

Income before extraordinary loss                               8,178               6,085              12,583

Extraordinary loss on extinguishment  of debt                     --                 847                  --
                                                            --------            --------            --------
NET INCOME                                                     8,178               5,238              12,583


Shareholders' (deficit) equity, beginning of year               (660)             54,326              42,331
Capital distributions                                        (10,926)            (82,787)               (588)
Shareholder contributions                                         --              22,563                  --
                                                            --------            --------            --------
Shareholders' (deficit) equity, end of year                 $ (3,408)           $   (660)           $ 54,326
                                                            ========            ========            ========

See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                               For the years ended December 31,
                                                                                         1999              1998              1997
                                                                                       --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  8,178          $  5,238          $ 12,583
Adjustments to reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and amortization                                                             7,301             5,532             5,805
Extraordinary loss on extinguishment of debt                                                 --               847                --
Loss on disposals of property and equipment                                                  --                --                77
Changes in operating assets and liabilities:
     Subscriber receivables                                                                 396              (524)              182
     Other accounts receivable, prepaid expenses and other
         current assets                                                                  (1,605)             (423)              325
     Accounts payable                                                                     1,734               425               422
     Accrued interest                                                                       269              (440)              176
     Accrued liabilities                                                                  3,808             1,942              (692)
     Deferred compensation                                                                   --                --              (256)
     Due to related parties                                                              (1,038)               --                --
                                                                                       --------          --------          --------
Net cash provided by operating activities                                              $ 19,043          $ 12,597          $ 18,622
                                                                                       --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                         (26,656)           (7,369)           (5,570)
Proceeds from disposal of property and equipment                                             --                11                26
Due from related parties                                                                     --             3,888            (9,697)
Increase in intangible assets                                                               (98)               --                --
                                                                                       --------          --------          --------
Net cash used in investing activities                                                  $(26,754)         $ (3,470)         $(15,241)
                                                                                       --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                                      --            34,435               750
Principal payments on notes payable                                                          --           (26,808)           (5,681)
Costs incurred in debt financing                                                            (78)           (1,447)             (117)
Principal payments on capital lease obligations                                            (112)             (179)             (265)
Capital distributions                                                                   (10,926)               --              (588)
Capital contributions                                                                        --            12,000                --
(Decrease) increase in amounts due to related parties                                        --           (18,992)            2,189
Borrowings under senior credit facility                                                  11,000                --                --
                                                                                       --------          --------          --------
Net cash used in financing activities                                                  $   (116)         $   (991)         $ (3,712)
                                                                                       --------          --------          --------


NET (DECREASE) INCREASE IN CASH                                                          (7,827)            8,134              (331)
CASH, beginning of year                                                                   8,709               575               906
                                                                                       --------          --------          --------
CASH, end of year                                                                      $    882          $  8,709          $    575
                                                                                       ========          ========          ========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                                 $  3,680          $  3,924          $  2,391


See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business Organization And Purpose

Coaxial Communications of Central Ohio, Inc. ("Coaxial" or the "Company"), an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio LLC ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. Insight Ohio operates in one business segment. In connection with the contribution of the Company's cable system described below, the issuance of the senior notes described in Note 6(a), and the issuance of the senior discount notes by the Company's majority shareholder, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

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

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to Insight Ohio, a newly formed subsidiary. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million series B preferred equity interest of Insight Ohio (the "Series A Preferred Interest" and "Series B Preferred Interest" respectively). These voting preferred equity interests provide for distributions to Coaxial, Phoenix and Coaxial, LLC in amounts equal to the payments required on the senior and senior discount notes described in Note 6. IHO serves as the manager of Insight Ohio.

As a result of the transaction described above, the Company incurred severance costs and transactions structuring costs totaling $4,822,078 in 1998, which have been reflected in the accompanying statements of operations.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio at December 31, 1999 and 1998, the accompanying financial statements include the accounts of the Company and Insight Ohio. All intercompany balances have been eliminated in consolidation. At December 31, 1999 and 1998, Insight Ohio had a members' deficiency, accordingly, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio.

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

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amounts of current asset and liabilities approximate their fair market value because of the immediate or short term maturity of these financial instruments.

At December 31, 1998, the carrying value of the senior notes approximate their fair value. At December 31, 1999, the carrying value and fair value of the senior notes was $34,435 and $33,746, respectively.

Revenue Recognition

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system. Subscriber advance billings are netted within accounts receivable in the accompanying financial statements. Such amounts were not significant at December 31, 1999 and 1998.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company's customer base consists of a number of homes concentrated in the central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of December 31, 1999 and 1998, the Company had no significant concentrations of credit risk.

Property and Equipment

Property and equipment are stated at cost, while maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet, and any gain or loss is reflected in the statements of operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows:

         Cable television ("CATV") systems             10 to 15 years
         Equipment                                        5 years
         Furniture                                        5 years
         Leasehold improvements                        Life of lease

Depreciation expense for the years ended December 31, 1999 and 1998 was approximately $7,096,000 and $5,268,000, respectively.

At December 31, 1999 and 1998, the Company had net assets held under capital leases of $116,541 and $228,458, respectively.

The Company internally constructs certain CATV systems. Construction costs capitalized include payroll, fringe benefits and other overhead costs associated with construction activity.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Intangible Assets

Intangible assets are amortized using the straight-line method over the estimated useful lives of the related assets as follows:

         Franchise costs                            7 to 15 years
         Deferred financing costs                Term of related debt

Deferred financing costs relate to costs, primarily legal fees and bank facility fees incurred to negotiate and secure long term financing (see Note 6). These costs are being amortized on a straight-line basis over the life of the applicable loans. In connection with the issuance of the senior notes (see Note
6), the Company repaid the outstanding indebtedness under its prior debt facility. Accordingly, the accompanying statement of operations for the year ended December 31, 1998 includes an extraordinary loss of $846,641 on early extinguishment of such debt.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense primarily for campaign and telemarketing-related efforts was approximately $1,309,000, $2,152,000 and $1,025,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Recent Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of this Statement to have a material impact on its financial statements.

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

4.   401(k) Plan

The Company sponsors various 401(k) Plan (the "Plans") for the benefit of its employees. All employees who have completed six months of employment and have attained the age of 21 are eligible to participate in the Plans. The Company makes matching contributions equal to a portion of the employee's wages. Company contributions to the Plans approximated $120,000, $145,000 and $133,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   Related Party Transactions

Effective August 21, 1998, the Company entered into a management agreement with IHO, which allows IHO to manage the operations of Insight Ohio. IHO earns a management fee equivalent to 3% of Insight Ohio's gross operating revenues. Fees under this management agreement were approximately $1,435,000 for the year ended December 31, 1999 and $493,000 for the period from August 21, 1998 through December 31, 1998. Prior to August 21, 1998, service and administrative expenses included administrative expenses and other management fees for services provided by the Company. Such expenses were approximately $1,371,000 for the period January 1, 1998 through August 21, 1998.

Coaxial had a receivable from a related party as of December 31, 1997 of $98,584 relating to the leasing of fiber optic facilities. On June 29, 1998, the related party bought out the lease for approximately $347,000.

At December 31, 1997, Coaxial had advanced funds to and received advances from related entities for working capital and debt service requirements. During August 1998, in connection with the issuance of the senior notes described in
Note 6, the amounts relating to debt service requirements were settled. Coaxial recognized interest income of approximately $2,846,300 in 1998 and $4,296,500 in 1997 and interest expense of approximately $1,019,300 in 1998 and $914,300 in 1997 related to such advances. During 1998, Coaxial advanced funds to and received advances from related entities for working capital requirements in the amount of $149,321 and $1,029,369 respectively.

Prior to 1998, Coaxial had an agreement with a key officer to defer certain discretionary compensation amounts each year. In connection therewith, Coaxial entered into an unsecured note payable to this officer with an outstanding balance as of December 31, 1997 of $2,046,880, which represented all vested deferred compensation at December 31, 1997. The note was scheduled to mature in December 2005. Interest expense on the note was $184,810 in 1997. Pursuant to the Contribution Agreement, amounts outstanding were paid during 1998.

Other related party transactions are described in Note 6.

6.   Notes Payable

Notes payable at December 31, 1999 and 1998 consisted of:

                                                      1999               1998
                                                  -----------        -----------
     Senior Notes (a)                             $34,435,092        $34,435,092
     Senior Credit Facility (b)                    11,000,000                 --
                                                  -----------        -----------
          Total notes payable                     $45,435,092        $34,435,092
                                                  ===========        ===========

(a) On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140 million and pays distributions in an amount equal to the interest payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   Notes Payable (continued)

     In connection with the issuance of the Senior Notes, the Company incurred financing fees of $1,225,833 that are being amortized over the life of the Senior Notes. Amortization expense for deferred financing costs was $152,688 and $51,945 for the years ended December 31, 1999 and 1998, respectively. Interest expense on Coaxial's portion of the Senior Notes was $3,444,000 and $1,249,889 for the years ended December 31, 1999 and 1998, respectively.

(b) Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow. At December 31, 1999, the weighted average interest rate in effect was 7.9%.

     The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including, in the event of a payment default under the Senior Credit Facility, distributions on the Series A Preferred Interest and Series B Preferred Interest that are required to pay the Senior Notes and the Senior Discount Notes, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including with respect to total leverage, interest coverage and pro forma debt service coverage. At December 31, 1999, Insight Ohio exceeded the annual capital expenditure limit stated in the Senior Credit Facility. Insight Ohio's lender has waived this limitation through December 31, 1999. Management does not expect that these covenants will materially impact the ability of Insight Ohio to operate its business.

     As of December 31, 1999, $11,000,000 was borrowed under the Senior Credit Facility. Interest expense including fees paid to the lender was approximately $500,000 for the year ended December 31, 1999.

7.   Operating Lease Agreements

The Company leases land for tower locations, office equipment, office space, vehicles and the use of utility poles under various operating lease agreements. Rental expense for all operating leases was approximately $126,300, $105,700 and $218,500 in 1999, 1998 and 1997, respectively. These amounts exclude year-to-year utility pole leases of approximately $191,000 in 1999 and 1998 and $186,400 in 1997, which provide for payments based on the number of poles used.

Future minimum rental commitments required under non-cancelable operating leases are as follows:

               2000                                     $60,400
               2001                                       5,000

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   Capital Lease Agreements

Coaxial leases vehicles, computer and other equipment under capital leases. These leases have terms ranging from four to five years. Future minimum payments under the leases are as follows:

     2000                                                             $  92,454
     2001                                                                30,223
     2002                                                                 3,004
                                                                      ---------
                                                                        125,681
     Less: Amount representing interest                                  (9,140)
     Less: Current portion of capital lease obligations                 (73,544)
                                                                      ---------
     Long-term capital lease obligations                              $  42,997
                                                                      =========

9.   Commitments and Contingencies

The Company is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's results of operation or financial position.

10.  Subsequent Event

On March 15, 2000, the parent company of IHO, Insight Communications Company, Inc. ("ICCI"), reached an agreement in principle with AT&T Corp. for the delivery of telephone service utilizing Insight Ohio's cable television systems under the "AT&T" brand name. The terms of the agreement in principle provide that Insight Ohio will market, service and bill for local telephone service. AT&T would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. AT&T would pay Insight Ohio a fee for the use of the local telephone lines, and will also compensate Insight Ohio for installation and maintenance services at customers' residences. In addition, AT&T would pay Insight Ohio commissions for sales Insight Ohio makes to its customers. Insight Ohio expects to sell the AT&T-branded local telephone service separately and as part of bundled offerings, which would also include the sale of AT&T long-distance telephone services. The agreement in principle is subject to the negotiation and execution of definitive agreements.

On March 23, 2000, Insight entered into a letter of intent with AT&T Broadband, LLC to contribute to its AT&T joint venture additional cable television systems serving approximately 537,000 customers. Through a series of transactions, Insight will contribute to the joint venture its interests in systems serving approximately 187,000 customers, including the System, and AT&T Broadband will contribute systems serving aproximately 350,000 customers. As a result, the joint venture would increase its customer base of approximately 748,000 as of December 31, 1999 to approximately 1.3 million. Upon completion of the transactions, the joint venture would remain equally owned by Insight and AT&T Broadband, and Insight would continue to serve as the general partner and manage and operate the joint venture systems. The transactions are subject to the negotiaton and execution of definitive agreements.

                    Report of Independent Public Accountants


The General Partners
Phoenix Associates

We have audited the accompanying statements of operations and changes in partners' deficit and cash flows of Phoenix Associates for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Phoenix Associates for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

As indicated in Note 1, Phoenix Associates has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of Phoenix Associates.


                                                         /s/ Arthur Andersen LLP

Columbus, Ohio
July 17, 1998

                         Report of Independent Auditors


The General Partners
Phoenix Associates

We have audited the accompanying balance sheets of Phoenix Associates as of December 31, 1999 and 1998, and the related statements of operations and partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Associates at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As indicated in Note 1, Phoenix Associates has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of Phoenix Associates.


                                                           /s/ Ernst & Young LLP

New York, New York
March 29, 2000

                               PHOENIX ASSOCIATES
                                 BALANCE SHEETS
                             (dollars in thousands)

                                                             As of December 31,
                                                             1999         1998
                                                           ---------    ---------
ASSETS
CURRENT ASSETS:
Cash                                                       $      --    $      --
Interest receivable                                              215           57
                                                           ---------    ---------
Total current assets                                             215           57
                                                           ---------    ---------

OTHER ASSETS:
Due from related parties                                         406          406
Notes receivable--related parties                                550          550
Deferred financing fees, net of accumulated amortization
     of $627 and $160 in 1999 and 1998, respectively           3,173        3,400
                                                           ---------    ---------
Total other assets                                             4,129        4,356
                                                           ---------    ---------
Total assets                                               $   4,344    $   4,413
                                                           =========    =========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
Current portion of notes                                   $      --    $      --
Interest payable                                               4,017        3,841
                                                           ---------    ---------
Total current liabilities                                      4,017        3,841
                                                           ---------    ---------

NOTES PAYABLE                                                105,565      105,565
                                                           ---------    ---------
Total liabilities                                            109,582      109,406
                                                           ---------    ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT                                           (105,238)    (104,993)
                                                           ---------    ---------
Total liabilities and partners' deficit                    $   4,344    $   4,413
                                                           =========    =========


See accompanying notes

                               PHOENIX ASSOCIATES
            STATEMENTS OF OPERATIONS AND CHANGE IN PARTNERS' DEFICIT
                             (dollars in thousands)

                                                                          For the years ended December 31,
                                                                   1999               1998               1997
                                                                 ---------          ---------          ---------
EXPENSES                                                         $      --          $     (61)         $     (89)
INTEREST INCOME (EXPENSE):
Interest income-related parties                                        158                640              1,785
Interest income                                                         --                  1                  3
Interest expense-related parties                                        --             (2,666)            (4,026)
Interest expense                                                   (11,024)           (10,326)            (9,856)
                                                                 ---------          ---------          ---------
Total interest expense, net                                        (10,866)           (12,351)           (12,094)
                                                                 ---------          ---------          ---------
Loss Before Extraordinary Item                                     (10,866)           (12,412)           (12,183)
Extraordinary Item--gain on settlement of former limited
Partner notes                                                           --                100              3,315
                                                                 ---------          ---------          ---------
NET LOSS                                                           (10,866)           (12,312)            (8,868)

PARTNERS' DEFICIT, beginning of year                              (104,993)          (170,412)          (161,544)
CAPITAL CONTRIBUTIONS                                               10,621             78,499                 --
CAPITAL DISTRIBUTIONS                                                   --               (768)                --
                                                                 ---------          ---------          ---------
PARTNERS' DEFICIT, end of year                                   $(105,238)         $(104,993)         $(170,412)
                                                                 =========          =========          =========



See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                               For the years ended December 31,
                                                                       1999               1998               1997
                                                                     ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (10,866)         $ (12,312)         $  (8,868)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Gain on settlement of former limited partner notes                          --               (100)            (3,315)
Amortization of deferred financing fees                                    468                160                 --
Changes in operating assets and liabilities:
     Interest receivable                                                  (158)               (57)                --
     Other accounts receivable                                              --                  1                 (1)
     Interest payable                                                       --              3,841                 --
     Accrued interest                                                      176                 --                 --
     Accounts payable                                                       --                 (1)                 1
                                                                     ---------          ---------          ---------
Net cash used in operating activities                                $ (10,380)         $  (8,468)         $ (12,183)
                                                                     ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in amounts due from related parties                     --              6,003               (359)
Proceeds from notes receivable                                              --                326              4,824
                                                                     ---------          ---------          ---------
Net cash provided by investing activities                            $      --          $   6,329          $   4,465
                                                                     ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                                         --           (105,925)              (745)
Proceeds from issuance of notes payable                                     --            105,565                 --
Contributions from partners, net                                        10,621             78,498                 --
(Decrease) increase in amounts due to related parties                       --            (72,440)             8,348
Increase in deferred financing costs                                      (241)            (3,559)                --
                                                                     ---------          ---------          ---------
Net cash provided by financing activities                            $  10,380          $   2,139          $   7,603
                                                                     ---------          ---------          ---------

NET DECREASE IN CASH                                                        --                 --               (115)
CASH, beginning of year                                                     --                 --                115
                                                                     ---------          ---------          ---------
CASH, end of year                                                    $      --          $      --          $      --
                                                                     =========          =========          =========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                               $  10,380          $      --          $      --


See accompanying notes

                               PHOENIX ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS


1.   Business Organization and Purpose

Phoenix Associates ("Phoenix") is a Florida general partnership organized for the primary purpose of purchasing promissory notes, mortgages, deeds of trust, debt securities and other types of securities, and purchasing and acquiring rights in any loan agreements or other documents relating to those securities. Phoenix has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of Phoenix. Phoenix is a co-issuer and joint and several obligor of the debt described in Note 5, along with an affiliate, Coaxial Communications of Central Ohio, Inc. ("Coaxial").

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

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio, and Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of this Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio the ("Series A Preferred Interest" and "Series B Preferred Interest," respectively). These voting preferred equity interests provide for distributions to Coaxial equal in amount to the payments on the senior notes and senior discount notes discussed in Note 5. Coaxial will make distributions that will enable Phoenix to fund the required payments on the senior notes.

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

Fair Value of Financial Instruments

At December 31, 1998, the carrying value of Phoenix's financial instruments approximate fair value. At December 31, 1999, the carrying value and fair value of the senior notes was $105,565 and $103,454, respectively.

                               PHOENIX ASSOCIATES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.   Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." Statement No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Statement No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Phoenix does not anticipate that the adoption of this Statement will have a material impact on its financial statements.

3.   Income Taxes

Phoenix is a general partnership. Therefore, each partner reports its distributive share of income or loss on its respective income tax returns. As a result, Phoenix does not provide for Federal or State income taxes in its accounts.

4.   Related Party Transactions

As of December 31, 1997, Phoenix had advanced funds to and received advances from related entities for working capital and for debt service. During August 1998, in connection with the issuance of the senior notes described in Note 5, these amounts were settled. A portion of these amounts was settled by a net contribution of $74,171,097 from the partners. Phoenix recognized interest income of approximately $234,200 in 1998 and $358,800 in 1997 and interest expense of approximately $2,665,536 in 1998 and $4,025,800 in 1997 relating to such advances.

Phoenix had the following notes and accrued interest receivable from related parties at December 31, 1999 and 1998:

Columbus I(a)                                                       $ 2,348,892
Columbus II(b)                                                          118,245
                                                                    -----------
Total face amount of notes receivable                                 2,467,137
Less: Amounts in excess of purchase price                            (1,916,840)
                                                                    -----------
Net notes and accrued interest receivable                           $   550,297
                                                                    ===========

(a) The $2,348,892 due from Columbus I represent a note, including past due interest that was added to the principal, which was purchased from CNA Financial Corporation on November 24, 1982. Interest was payable to Phoenix monthly, through August 20, 1998, at an annual rate of 20% of the face amount of the notes receivable. Effective August 21, 1998 the rate was amended to an annual rate of 5.5%. Phoenix recognized interest income of approximately $157,872, $346,900 and $1,138,000 in 1999, 1998 and 1997,
     respectively, related to the note receivable. The principal is due and payable to Phoenix on October 31, 2002.

(b) The $118,245 due from Columbus II represents a note, including past due interest that was added to the principal, which were purchased from CNA Financial Corporation on November 24, 1982. Interest is payable to Phoenix monthly at an annual rate of 20% of the face amount of the notes receivable. Phoenix recognized interest income of approximately $59,000 and $288,300 in 1998 and 1997, respectively, related to the note receivable. The principal is due and payable to Phoenix on October 31, 2002. In August 1998, in connection with the issuance of the Senior Notes, a portion of the notes receivable from Columbus II were settled. The amount in excess of the purchase price relating to these notes was realized at the time of the settlement. The 1998 financial statements reflect an extraordinary item for the gain on partial settlement of the notes of $100,182.

Amounts in excess of purchase price represent the difference between the face amount and the accrued interest receivable on the notes purchased and the price paid. The amounts in excess of purchase price will be recognized when the principal due on the notes is received, net of any costs associated with final settlement.

                               PHOENIX ASSOCIATES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.   Related Party Transactions (continued)

In 1997, the notes receivable from former Limited Partners of Columbus I and Columbus II matured. The "amounts in excess of purchase price" relating to these notes were realized at the time of settlement. The 1997 financial statements reflect a gain on the settlement of the notes of $3,315,337 (amounts in excess of purchase price).

Advances to and from related entities as of December 31, 1999 and 1998 consisted of advances to Columbus I of $406,220.

These related entities are under the control of the partners of Phoenix. The partners have represented that substantially all of these amounts will be settled among the parties.

5.   Notes Payable

Notes payable at December 31, 1999 and 1998 was $105,564,908. On August 21, 1998 Coaxial and Phoenix completed an offering of $140 million 10% senior notes ("Senior Notes") due 2006. The proceeds of the Senior Notes were allocated $105.6 million to Phoenix and $34.4 million to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140 million and pays distributions in an amount equal to the interest payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions on the Series A Preferred Interest to make payments on the Senior Notes, including distributions to Phoenix. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interest for any purpose other than required payments of interest and principal on the Senior Notes or Discount Notes, respectively; and swap assets.

In connection with the issuance of the Senior Notes, Phoenix incurred financing fees of $3,800,262 that are being amortized over the life of the Senior Notes. Amortization expense related to the deferred financing costs was $467,995 and $159,502 for the years ended December 31, 1999 and 1998, respectively. Interest expense incurred on the Senior Notes was $10,556,000 and $3,841,211 for the years ended December 31, 1999 and 1998, respectively.

                         Report of Independent Auditors


The Members
Insight Communications of Central Ohio, LLC

We have audited the accompanying balance sheets of Insight Communications of Central Ohio, LLC as of December 31, 1999 and 1998, and the related statements of operations and members' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insight Communications of Central Ohio, LLC at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

New York, New York
March 29, 2000

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                 BALANCE SHEETS
                            (in thousand of dollars)

                                                                     December 31,
                                                                  1999          1998
                                                                ---------    ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $     882    $   6,709
Subscriber receivables, less allowance for doubtful
     Accounts of $383 and $306 in 1999 and 1998, respectively         790        1,186
Other accounts receivable, less allowance for doubtful
     Accounts of $175 and $145 in 1999 and 1998, respectively       3,136        1,520
Prepaid expenses and other current assets                             155          166
                                                                ---------    ---------
Total current assets                                                4,963        9,581

PROPERTY AND EQUIPMENT, at cost:
Land and Land Improvements                                            260          260
CATV systems                                                       96,734       71,032
Equipment                                                           8,027        7,102
Furniture                                                             362          333
Leasehold improvements                                                 71           71
                                                                ---------    ---------
                                                                  105,454       78,798
Less accumulated depreciation and amortization                    (53,999)     (46,898)
                                                                ---------    ---------
Total property and equipment, net                                  51,455       31,900

INTANGIBLE ASSETS, at cost:
Franchise costs                                                     7,404        7,385
Other intangible assets                                               379          300
Less accumulated amortization                                      (7,395)      (7,348)
                                                                ---------    ---------
Total intangible assets, net                                          388          337

Due from Related Parties                                              158          149
                                                                ---------    ---------
Total assets                                                    $  56,964    $  41,967
                                                                =========    =========

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                    $      73    $     123
Accounts payable                                                    4,963        3,230
Accrued interest                                                      212           --
Accrued liabilities                                                 5,060        2,535
Accrued programming                                                 1,890        1,868
Series A Preferred Dividend Payable                                 5,250        5,211
                                                                ---------    ---------
Total current liabilities                                          17,448       12,967

Capital lease obligations                                              43          105
Other deferred credits                                              2,408        1,146
Due to related parties                                                 --        1,029
Series A Preferred Interest                                       140,000      140,000
Series B Preferred Interest                                        35,556       31,438
Senior Credit Facility                                             11,000           --
                                                                ---------    ---------
Total liabilities and preferred interests                         206,455      186,685
                                                                ---------    ---------

Members' deficit                                                 (149,491)    (144,718)
                                                                ---------    ---------

Total liabilities and members' deficit                          $  56,964    $  41,967
                                                                =========    =========

See accompanying notes

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
            STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                             (dollars in thousands)

                                                                           For the years ended December 31,
                                                                          1999                       1998
                                                                        ---------                 ---------
REVENUES                                                                $  46,747                 $  47,956

OPERATING EXPENSES:
Service and administrative                                                 27,619                    29,695
Severance and transaction structure costs                                      --                     4,822
Depreciation and amortization                                               7,148                     5,311
                                                                        ---------                 ---------
Total operating expenses                                                   34,767                    39,828
                                                                        ---------                 ---------

OPERATING INCOME                                                           11,980                     8,128

OTHER INCOME (EXPENSE)                                                         92                      (422)

Interest expense                                                             (505)                       --
Interest income                                                               208                        59
                                                                        ---------                 ---------
Interest (expense) income, net                                               (297)                       59
                                                                        ---------                 ---------

NET INCOME                                                                 11,775                     7,765

Accrual of preferred interests                                            (17,928)                   (6,649)
                                                                        ---------                 ---------
(Loss) income attributable to common interests                             (6,153)                    1,116
Members' deficit, beginning of  period                                   (144,718)                       --
Net assets contributed                                                         --                    25,571
Member Contributions                                                        2,000                    10,000
Preferred Membership Interest                                                  --                  (170,000)
Capital Distributions                                                        (620)                  (11,405)
                                                                        ---------                 ---------
Members' deficit, end of period                                         $(149,491)                $(144,718)
                                                                        =========                 =========

See accompanying notes

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                               For the years ended December 31,
                                                                                                  1999               1998
                                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $ 11,775           $  7,765
Adjustments to reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization                                                                      7,148              5,311
Changes in certain assets and liabilities:
     Subscriber receivables                                                                          396               (524)
     Other accounts receivable, prepaid expenses and other
          current assets                                                                          (1,605)              (423)
     Accounts payable and accrued liabilities                                                      5,537              2,270
     Accrued interest                                                                                212                 --
     Due to affiliates                                                                            (1,038)                --
                                                                                                --------           --------
Net cash provided by operating activities                                                       $ 22,425           $ 14,399
                                                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                                  (26,656)            (7,369)
Increase in other intangible assets                                                                  (98)              (300)
Proceeds from disposal of property and equipment                                                      --                 11
Increase in amounts due to/from related parties                                                                         979
                                                                                                --------           --------
Net cash used in investing activities                                                           $(26,754)          $ (6,679)
                                                                                                --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                                     (112)              (180)
Capital Contributions                                                                              2,000             10,000
Capital Distributions                                                                               (620)           (11,405)
Cash used in activities not included in net assets contributed to Insight                             --                 --
Preferred interest distribution                                                                  (13,766)                --
Borrowings under senior credit facility                                                           11,000                 --
                                                                                                --------           --------
Net cash used in financing activities                                                           $ (1,498)          $ (1,585)
                                                                                                --------           --------

NET (DECREASE) INCREASE IN CASH                                                                   (5,827)             6,135
CASH, beginning of period                                                                          6,709                574
                                                                                                --------           --------
CASH, end of period                                                                             $    882           $  6,709
                                                                                                ========           ========


Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                                          $    293           $     --

See accompanying notes

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                          NOTES TO FINANCIAL STATEMENTS

1.   Business Organization and Purpose

Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "Company") was formed on July 23, 1998 in order to acquire all of the assets and liabilities comprising the cable television system of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). On August 21, 1998, Coaxial contributed to Insight Ohio all of the assets and liabilities comprising Coaxial's cable television system (the "System") for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as 100% of the voting preferred membership interests of Insight Ohio ("Series A Preferred Interest" and "Series B Preferred Interest"). In conjunction therewith, Insight Holdings of Ohio, LLC ("IHO") contributed $10 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio. The accompanying financial statements include the operations of the cable television systems contributed by Coaxial to Insight Ohio, as if the aforementioned contribution had occurred as of January 1. 1998. The amounts included in the accompanying financial statements for periods prior to August 21, 1998 represent the operations of the cable system operating unit (the "Operating Unit" and predecessor to Insight), which, prior to such date, was an operating unit within Coaxial. Insight Ohio provides basic and expanded cable services to homes in Columbus, Ohio and surrounding areas. The Company operates in one business segment.

On August 21, 1998, Coaxial and Phoenix Associates, a related entity, issued $140 million of 10% senior notes ("Senior Notes") due in 2006. The Senior Notes are non-recourse and are secured by the issued and outstanding Series A Preferred Interest in Insight Ohio and are conditionally guaranteed by Insight Ohio. On August 21, 1998, Coaxial Financing Corp. and Coaxial LLC, related entities, issued 12 7/8% senior discount notes due 2008 ("Senior Discount Notes"). The Senior Discount Notes have a face amount of $55.9 million and approximately $30 million of gross proceeds were received upon issuance. The Senior Discount Notes are non-recourse, secured by the issued and outstanding Series B Preferred Interest in Insight Ohio and 100% of the common stock of Coaxial, and conditionally guaranteed by Insight Ohio. Insight Ohio cannot redeem the Voting Preferred Interests without the permission of Coaxial; however, Insight Ohio will be required to redeem the Series A Preferred Interest in August 2006 and the Series B Preferred Interest on August 21, 2008 at their respective face values. In addition, Insight Ohio is required to pay dividends on the Series A Preferred Interest and the Series B Preferred Interest in amounts equal to the interest requirements on the Senior Notes and Senior Discount Notes.

As a result of the transaction described above, Insight Ohio incurred severance costs and transaction structure costs of approximately $4,822,000 in 1998, which have been reflected in the accompanying statements of operations.

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

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS, (CONTINUED)

2.   Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amounts of current asset and liabilities approximate their fair market value because of the immediate or short term maturity of these financial instruments.

Revenue Recognition

Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charges for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Any fees in excess of such costs are deferred and amortized to income over the estimated average period that subscribers are expected to remain connected to the system. Subscriber advance billings are netted within accounts receivable in the accompanying financial statements. Such amounts were not significant at December 31, 1999 and 1998.

Concentration of Credit Risk

Financial instruments that potentially subject Insight Ohio to concentrations of credit risk consist principally of trade accounts receivable. Insight Ohio's customer base consists of a number of homes concentrated in the central Ohio area. Insight Ohio continually monitors the exposure for credit losses and maintains allowances for anticipated losses. As of December 31, 1999 and 1998, Insight Ohio had no significant concentrations of credit risk.

Property and Equipment

Property and equipment are stated at cost, while maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet, and any gain or loss is reflected in the statement of operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows:

     Cable television ("CATV") systems             10 to 15 years
     Equipment                                        5 years
     Furniture                                        5 years
     Leasehold improvements                        Life of lease

Depreciation expense for the years ended December 31, 1999 and 1998 was approximately $7,096,000 and $5,268,000, respectively.

Assets held under capital leases at December 31, 1999 and 1998 were $116,541 and $228,458, respectively.

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

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS, (CONTINUED)

2.   Summary of Significant Accounting Policies (continued)

amount would be recorded, and an impairment loss would be recognized. Insight Ohio does not believe that there is an impairment of such assets.

Franchise Costs

Franchise costs are amortized using the straight-line method over the lives of the related franchises which range from 7 to 15 years.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense primarily for campaign and telemarketing-related efforts was approximately $1,309,000 and $2,152,000 for the years ended December 31, 1999 and 1998, respectively.

Recent Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of this Statement to have a material impact on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.   Income Taxes

Insight Ohio is a limited liability corporation. Therefore, each member reports his distributive share of income or loss on his respective income tax returns. Prior to August 21, 1998 the Operating Unit was an operating unit within Coaxial, which in turn was a subchapter S Corporation. Therefore, each shareholder reported his distributive share of income or loss on his respective tax return. As a result, Insight Ohio does not provide for Federal or State income taxes in its accounts. In the event that the limited liability corporation election is terminated, deferred taxes related to book and tax temporary differences would be required to be reflected in the financial statements. As a limited liability company, the liability of Insight Ohio's members are limited to their respective investments.

4.   401(k) Plan

The Company sponsors various 401(k) Plans (the "Plans") for the benefit of its employees. All employees who have completed six months of employment and have attained the age of 21 are eligible to participate in the Plans. The Company makes matching contributions equal to a portion of the employee's wages. Company contributions to the Plans approximated $120,000 and $145,000 in 1999 and 1998, respectively.

5.   Credit Facility

Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS, (CONTINUED)

5.   Credit Facility (continued)

Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow. The weighted average interest rate in effect at December 31, 1999 was 7.9%.

The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including, in the event of a payment default under the Senior Credit Facility, distributions on the Series A Preferred Interest and the B Preferred Interest that are required to pay the Senior Notes and the Senior Discount Notes create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including with respect to total leverage, interest coverage and proformadebt service coverage. At December 31, 1999, Insight Ohio exceeded the annual capital expenditure limit stated in the Senior Credit Facility. Insight Ohio's lender has waived this limitation through December 31, 1999. Management does not expect that these covenants will materially impact the ability of Insight Ohio to operate its business.

As of December 31, 1999, $11,000,000 was borrowed under the Senior Credit Facility. Interest expense including fees paid to the lender was approximately $500,000 for the year ended December 31, 1999.

6.   Related Party Transactions

Effective August 21, 1998, the Company entered into a management agreement with IHO, which allows IHO to manage the operations of Insight Ohio. IHO earns a management fee of equivalent to 3% of Insight Ohio's gross operating revenues. Fees under this management agreement were approximately $1,435,000 for the year ended December 31, 1999 and $493,000 for the period from August 21 through December 31, 1998. Prior to August 21, 1998, service and administrative expenses included administrative expenses and management fees for services provided by an affiliate of the Company. Such expenses were approximately $1,371,000 for the period from January 1, 1998 to August 21, 1998.

Insight Ohio had receivables from related parties as of December 31, 1999 and 1998 of $158,000 and $149,321, respectively, relating to working capital requirements.

7.   Operating Lease Agreements

Insight Ohio leases land for tower locations, office equipment, office space, vehicles and the use of utility poles under various operating lease agreements. Rental expense for all operating leases was approximately $126,300 and $105,700 for the years ended December 31, 1999 and 1998, respectively. These amounts exclude year-to-year utility pole leases of approximately $191,000 in 1999 and 1998, which provide for payments based on the number of poles used.

Future minimum rental commitments required under non-cancelable operating leases are as follows:

                    2000                                   $60,400
                    2001                                     5,000

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS, (CONTINUED)

8.   Capital Lease Agreements

Insight Ohio leases vehicles, computer and other equipment under capital leases. These leases have terms ranging from four to five years. Future minimum payments under these leases are as follows:

     2000                                                             $  92,454
     2001                                                                30,223
     2002                                                                 3,004
                                                                      ---------
                                                                        125,681
     Less: Amount representing interest                                  (9,140)
     Less: Current portion of capital lease obligations                 (73,544)
                                                                      ---------
     Long-term capital lease obligations                              $  42,997
                                                                      =========

9.   Commitments and Contingencies

Insight Ohio is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either Insight Ohio's future results of operations or financial position.

10.  Subsequent Event

On March 15, 2000, the parent company of IHO, Insight Communications Company, Inc. ("ICCI"), reached an agreement in principle with AT&T Corp. for the delivery of telephone service utilizing Insight Ohio's cable television systems under the "AT&T" brand name. The terms of the agreement in principle provide that Insight Ohio will market, service and bill for local telephone service. AT&T would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. AT&T would pay Insight Ohio a fee for the use of the local telephone lines, and will also compensate Insight Ohio for installation and maintenance services at customers' residences. In addition, AT&T would pay Insight Ohio commissions for sales Insight Ohio makes to its customers. Insight Ohio expects to sell the AT&T-branded local telephone service separately and as part of bundled offerings, which would also include the sale of AT&T long-distance telephone services. The agreement in principle is subject to the negotiation and execution of definitive agreements.

On March 23, 2000, Insight entered into a letter of intent with AT&T Broadband, LLC to contribute to its AT&T joint venture additional cable television systems serving approximately 537,000 customers. Through a series of transactions, Insight will contribute to the joint venture its interests in systems serving approximately 187,000 customers, including the System, and AT&T Broadband will contribute systems serving approximately 350,000 customers. As a result, the joint venture would increase its customer base of approximately 748,800 as of December 31, 1999 to approximately 1.3 million. Upon completion of the transactions, the joint venture would remain equally owned by Insight and AT&T Broadband, and Insight would continue to serve as the general partner and manage and operate the joint venture systems. The transactions are subject to the negotiation and execution of definitive agreements.

                    Report of Independent Public Accountants

To the Shareholders of
Coaxial Communications of Central Ohio, Inc.:

We have audited the accompanying statement of net assets to be contributed of Central Ohio Cable System Operating Unit as of December 31, 1997 and the related statements of operations and cash flows relating to the net assets to be contributed for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets to be contributed of Central Ohio Cable System Operating Unit as described in Note 10, as of December 31, 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                             /s/ Arthur Andersen LLP

Columbus, Ohio
July 17, 1998.

                    Central Ohio Cable System Operating Unit
                    Statement of Net Assets to be Contributed
                             as of December 31, 1997
                             (dollars in thousands)

                                     ASSETS
Current assets:
Cash ...........................................................................    $    574
            Subscriber receivables, less allowance for doubtful
               accounts of $202 ................................................         661
            Other accounts receivable, less allowance for
               doubtful accounts of $172 .......................................       1,037
            Prepaid expenses and other current assets ..........................         201
                                                                                    --------
Total current assets ...........................................................       2,473
                                                                                    --------

Property and equipment, at cost:
            CATV systems .......................................................      64,949
            Equipment ..........................................................       6,941
            Furniture ..........................................................         211
            Leasehold improvements .............................................          70
                                                                                    --------
                                                                                      72,171
            Less--Accumulated depreciation and amortization ....................     (42,434)
                                                                                    --------
Total property and equipment, net ..............................................      29,737
                                                                                    --------

Intangible assets, at cost:
            Franchise rights and other .........................................       7,392
            Less--Accumulated amortization .....................................      (7,323)
                                                                                    --------
Total intangible assets, net ...................................................          69
                                                                                    --------
Other assets:
            Due from related parties ...........................................          99
                                                                                    --------
Total other assets .............................................................          99
                                                                                    --------

Total assets ...................................................................    $ 32,378
                                                                                    ========

                           LIABILITIES AND NET ASSETS
Current liabilities:
            Current portion of capital lease obligations .......................    $    213
            Accounts payable ...................................................       2,805
            Accrued liabilities ................................................       3,597
                                                                                    --------
Total current liabilities ......................................................       6,615
                                                                                    --------
Capital lease obligations ......................................................         194
                                                                                    --------
Total liabilities ..............................................................       6,809
Commitments and contingencies
            Net assets to be contributed .......................................      25,569
                                                                                    --------
Total liabilities and net assets ...............................................    $ 32,378
                                                                                    ========

The accompanying notes to financial statements are an integral part of these statements.

                    Central Ohio Cable System Operating Unit
         Statement of Operations Related to Net Assets to be Contributed
                      For the year ended December 31, 1997
                             (dollars in thousands)

Operating revenues:
            Service fees ...........................................    $42,544
            Advertising ............................................      3,373
            Connection fees ........................................        282
            Other ..................................................      2,030
                                                                        -------

                  Total operating revenues .........................     48,229
                                                                        -------

Operating expenses:
            Service and administrative .............................     28,889
            Depreciation ...........................................      4,755
            Amortization ...........................................        483
                                                                        -------

                  Total operating expenses .........................     34,127
                                                                        -------

Operating income ...................................................     14,102
Other expenses .....................................................        322
Other income .......................................................         50
Interest income ....................................................         70
                                                                        -------

Net income from net assets to be contributed (Note 3) ..............     13,900
                                                                        =======


The accompanying notes to financial statements are an integral part of these statements.

                    Central Ohio Cable System Operating Unit
                             Statement of Cash Flows
                      For the year ended December 31, 1997
                             (dollars in thousands)

Cash flows from operating activities:
      Net income ........................................................................   $ 13,900
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .....................................................      5,238
      Loss on disposals of property and equipment .......................................         77
      Changes in certain assets and liabilities:
            (Increase) decrease in assets--
                  Subscriber receivables ................................................        182
                  Other accounts receivable, prepaid expenses
                        and other current assets ........................................        325
      Increase (decrease) in liabilities--
                  Accounts payable ......................................................        422
                  Accrued liabilities ...................................................       (692)
                  Deferred income .......................................................         --
                                                                                            --------
                  Net cash provided by operating activities .............................     19,452
                                                                                            --------

Cash flows from investing activities:
      Capital expenditures for property and equipment ...................................     (5,529)
      Proceeds from disposal of property and equipment ..................................         26
      (Increase) decrease in amounts due from related
            parties .....................................................................        (51)
                                                                                            --------
                  Net cash used in investing activities .................................     (5,554)
Cash flows from financing activities:
Principal payments on capital lease obligations .........................................   $   (265)
Cash used for activities not included in net
      assets to be contributed ..........................................................    (13,967)
                                                                                            --------
                  Net cash used in financing activities .................................    (14,232)
                                                                                            --------
Net increase (decrease) in cash .........................................................       (334)
      Cash, beginning of year ...........................................................        908
                                                                                            --------
      Cash, end of year .................................................................   $    574
                                                                                            ========

Supplemental Disclosure of Investing and Financing Noncash Transactions:

     During 1997, the Operating Unit entered into capital leases to acquire vehicles and equipment totaling $57.


The accompanying notes to financial statements are an integral part of these statements.

                    Central Ohio Cable System Operating Unit
                          Notes to Financial Statements


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

                    Central Ohio Cable System Operating Unit
                    Notes to Financial Statements (Continued)

2.   Summary Of Significant Accounting Policies--(Continued)

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

                                                               Years
                                                               -----
     CATV systems .......................................        10 to 15
     Equipment ..........................................               5
     Furniture ..........................................               5
     Leasehold improvements .............................   Life of lease

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

Intangible Assets

     Intangible assets are amortized using the straight-line method over the estimated useful lives of the related assets as follows:

                                                                  Years
                                                                  -----
     Franchise rights ........................................   7 to 15

Home Office Expenses

     Home office expenses of approximately $1,498,000 in 1997 (included in selling and administrative expenses) include billings for legal fees, management fees, salaries, travel and other management expenses for services provided by an affiliated services company.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense primarily for campaign and telemarketing-related efforts was approximately $1,025,000 in 1997.

                    Central Ohio Cable System Operating Unit
                    Notes to Financial Statements (Continued)

2.   Summary Of Significant Accounting Policies--(Continued)

Change in Net Assets

     The components of the change in net assets at December 31, 1997 are as follows:

     Beginning Balance ........................................    $ 25,636,856
              Net income ......................................      13,900,935
              Advances, loans and repayments
                    by Coaxial ................................     (13,967,020)
                                                                   ------------
     Ending Balance ...........................................    $ 25,570,771
                                                                   ============

     Advances, loans and repayments by Coaxial represent cash generated by the Operating Unit that was used by Coaxial primarily for lending to related parties and paying of notes payable. The advances, loans and repayments consist of the following for the year ended December 31, 1997:

    Advances ..........................................            $(10,519,748)
    Loans .............................................               2,938,723
    Repayments ........................................              (6,385,995)
                                                                   ------------
                                                                    (13,967,020)
                                                                   ============

3.   Income Taxes

     The Operating Unit is an operating unit within Coaxial, which is a Subchapter S corporation. Therefore, each shareholder reports his distributive share of income or loss on his respective income tax returns. As a result, the Operating Unit does not provide for Federal or state income taxes in its accounts.

4.   Thrift Plan

     The Operating Unit participates in an employer sponsored Thrift Plan (the
Plan) for employees having at least one full year of service. Employees can contribute up to 6% of their salary to the Plan which is matched 50% by the Operating Unit. Employees can also contribute an additional 1% to 10% which is not matched by the Operating Unit. Employees become fully vested in matching contributions after 5 years. There is no partial vesting. The Operating Unit's contributed approximately $133,000 to the Plan in 1997.

5.   Workers' Compensation Reserves

     The Operating Unit is partially self-insured for workers' compensation benefits. The amounts charged to expense for workers' compensation were approximately $89,200 for 1997 and were based on actual and estimated claims incurred. The liability for workers' compensation obligations, as of December 31, 1997 is approximately $78,000.

6.   Related Party Transactions

     The Operating Unit has a receivable from a related party as of December 31, 1997 of $98,584 relating to the leasing of fiber optic facilities.

     The Operating Unit pays rent to a partnership owned by Coaxial's shareholders for two facilities. Total charges for rent were approximately $99,500 in 1997.

                    Central Ohio Cable System Operating Unit
                    Notes to Financial Statements (Continued)

7.   Operating Lease Agreements

     The Operating Unit leases land for tower locations, office equipment, office space, vehicles and the use of utility poles under various operating lease agreements. Rental expense for all operating leases was approximately $218,500 in 1997. These amounts exclude year-to-year utility pole leases of $182,700 which provide for payments based on the number of poles used.

     Minimum rental commitments required under noncancellable operating leases are as follows:

     1998 ................................................         $157,214
     1999 ................................................          146,389
     2000 ................................................           89,421
     2001 ................................................              200
                                                                   --------
                                                                   $393,224

8.   Capital Lease Agreements

     The Operating Unit leases vehicles, computer equipment and Xerox equipment under capital leases. These leases have various terms of 4-5 years. Future minimum payments under the leases are as follows:

     For the Years Ending December 31,
     1998 .......................................................       $244,516
     1999 .......................................................        124,019
     2000 .......................................................         66,283
     2001 .......................................................         24,370
     2002 .......................................................          3,005
                                                                        --------
                                                                         462,193
     Less: Amount representing interest .........................         54,896
     Less: Current portion of capital lease obligations .........        213,103
                                                                        --------
     Long-term capital lease obligations ........................       $194,194
                                                                        ========

     As of December 31, 1997, the Operating Unit has assets held under capital leases as follows:

     Total costs ...............................................    $ 1,151,354
     Related accumulated amortization ..........................       (628,973)
                                                                    -----------
     Net book value as of December 31, 1997 ....................    $   522,381
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

                    Central Ohio Cable System Operating Unit
                    Notes to Financial Statements (Continued)

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

                    Report of Independent Public Accountants

To the Shareholders of
Coaxial Communications of Central Ohio, Inc.

     We have audited in accordance with generally accepted auditing standards, the December 31, 1997 financial statements of Coaxial Communications of Central Ohio, Inc. included in this Form 10-K, and have issued our report thereon dated July 17, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule for 1997 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/ Arthur Andersen, LLP

Columbus, Ohio
July 17, 1998

                    Report of Independent Public Accountants

The Shareholders of
Coaxial Communications of Central Ohio, Inc.

     We have audited the consolidated financial statements of Coaxial Communications of Central Ohio, Inc. as of December 31, 1999 and 1998 and for the years then ended, and have issued our report thereon dated March 29, 2000 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                 /s/ Ernst & Young LLP

New York, New York
March 29, 2000

                  Coaxial Communications of Central Ohio, Inc.
                                   Schedule II


                                                             Charged to   Charged to
                                               Beginning      Costs &        Other                        Ending
                Description                     Balance       Expenses     Accounts    Deductions (1)    Balance
                -----------                     -------       --------     --------    --------------    -------
Year ended December 31, 1997

Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful accounts......       $ 418,000     $ 927,000      $  --        $(971,000)     $ 374,000


Year ended December 31, 1998

Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful accounts......        374,000         833,000        --          (756,000)     451,000

Year ended December 31, 1999

Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful accounts......        451,000         918,000        --          (811,000)     558,000

---------
(1)  Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Coaxial Communications of Central Ohio, Inc.


Date: March 29, 2000               By:/s/ Michael S. Willner
                                      ---------------------------------
                                        Michael S. Willner, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                                         Title                                        Date
          ---------                                         -----                                        ----
/s/ Sidney R. Knafel            Director and Chairman                                               March 29, 2000
--------------------
Sidney R. Knafel

/s/ Michael S. Willner          Director, President and Chief Executive Officer (Principal          March 29, 2000
----------------------          Executive Officer)
Michael S. Willner

/s/ Kim D. Kelly                Director, Executive Vice President, Chief Financial and             March 29, 2000
----------------                Operating Officer and Treasurer (Principal Financial and
Kim D. Kelly                    Accounting Officer)

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

                                        Phoenix Associates
                                        By: Phoenix DJM LLC, a general partner


Date: March 29, 2000                    By:/s/ Dennis J. McGillicuddy
                                           -------------------------------------
                                             Dennis J. McGillicuddy, Sole Member

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                                         Title                                     Date
             ---------                                         -----                                     ----
/s/ Dennis J. McGillicuddy            Sole Member of Phoenix DJM LLC, a General Partner             March 29, 2000
--------------------------            (Principal Executive, Financial and Accounting Officer)
Dennis J. McGillicuddy

/s/ Barry Silverstein                 Sole Member of Phoenix BAS LLC, a General Partner             March 29, 2000
--------------------------
Barry Silverstein

/s/ D. Stevens McVoy                  Sole Member of Phoenix DSM LLC, a General Partner             March 29, 2000
--------------------------
D. Stevens McVoy

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Insight Communications of Central Ohio LLC


Date: March 29, 1999                 By:/s/ Michael S. Willner
                                        --------------------------------
                                          Michael S. Willner, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                                         Title                                        Date
          ---------                                         -----                                        ----
/s/ Sidney R. Knafel            Chairman                                                            March 29, 2000
----------------------
Sidney R. Knafel

/s/ Michael S. Willner          President and Chief Executive Officer (Principal Executive          March 29, 2000
----------------------          Officer)
Michael S. Willner

/s/ Kim D. Kelly                Executive Vice President, Chief Financial and Operating             March 29, 2000
----------------------          Officer and Treasurer (Principal Financial and Accounting
Kim D. Kelly                    Officer)
