Form 10-Q
period 2000-03-31
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; PHOENIX ASSOCIATES; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
filed 2000-05-15
CIK 1070241, 724332, 1070242

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                 For the quarterly period ended March 31, 2000

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

          Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  [X] Yes   [ ] No

          Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

Coaxial Communications of Central Ohio, Inc.      Not Applicable
Phoenix Associates                                Not Applicable
Insight Communications of Central Ohio, LLC       Not Applicable

INDEX

                                                                                          Page
                                                                                          ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

     Coaxial Communications of Central Ohio, Inc.

       Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
          December 31, 1999                                                               1

       Consolidated Statements of Operations and Changes in Shareholders' Deficit
          for the three months ended March 31, 2000 and 1999 (unaudited)                  2

       Consolidated Statements of Cash Flows for the three months ended
          March 31, 2000 and 1999 (unaudited)                                             3

       Notes to Consolidated Financial Statements (unaudited)                             4

     Phoenix Associates

       Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999              7

       Statements of Operations and Changes in Partners' Deficit for the three months
          ended March 31, 2000 and 1999 (unaudited)                                       8

       Statements of Cash Flows for the three months ended March 31, 2000
          and 1999 (unaudited)                                                            9

       Notes to Financial Statements (unaudited)                                          10

     Insight Communications of Central Ohio, LLC

       Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999              12

       Statements of Operations and Changes in Members' Deficit for the three
          months ended March 31, 2000 and 1999 (unaudited)                                13

       Statements of Cash Flows for the three months ended March 31, 2000
          and 1999 (unaudited)                                                            14

       Notes to Financial Statements (unaudited)                                          15

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                      21

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                                 22

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                         March 31, 2000     December 31, 1999
                                                                                         --------------     -----------------
                                                                                           (Unaudited)           (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                $        2,442     $             882
Subscriber receivables, less allowance for doubtful accounts
     of $323 and $383 in 2000 and 1999, respectively                                                288                   790
Other accounts receivable, less allowance for doubtful accounts
     of $139 and $175 in 2000 and 1999, respectively                                              2,737                 3,136
Prepaid expenses and other current assets                                                           470                   155
                                                                                         --------------     -----------------
Total current assets                                                                              5,937                 4,963

Property and equipment, net of accumulated depreciation of
     $56,188 and $53,999 in 2000 and 1999, respectively                                          56,158                51,455

Intangible assets, net of accumulated amortization of
     $7,685 and $7,600 in 2000 and 1999, respectively                                             1,326                 1,408

Due from related parties                                                                            101                   158
                                                                                         --------------     -----------------

Total assets                                                                             $       63,522     $          57,984
                                                                                         ==============     =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                             $           49     $              73
Accounts payable                                                                                  7,661                 4,963
Accrued interest                                                                                    897                 1,519
Accrued liabilities                                                                               2,664                 5,061
Accrued programming                                                                               3,358                 1,890
                                                                                         --------------     -----------------
Total current liabilities                                                                        14,629                13,506

NOTES PAYABLE:
Senior notes                                                                                     34,435                34,435
Senior credit facility                                                                           20,000                11,000
                                                                                         --------------     -----------------
Total notes payable                                                                              54,435                45,435

Capital lease obligations                                                                            43                    43
Other liabilities                                                                                 2,282                 2,408
Due to related parties                                                                              135                     -
                                                                                         --------------     -----------------
Total liabilities                                                                                71,524                61,392

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock--authorized 2,000 shares, 1,080 shares
  issued and outstanding in 2000 and 1999                                                             1                     1
Paid-in capital                                                                                  11,501                11,501
Accumulated deficit                                                                             (19,504)              (14,910)
                                                                                         --------------     -----------------
Total shareholders' deficit                                                                      (8,002)               (3,408)
                                                                                         --------------     -----------------
Total liabilities and shareholders' deficit                                              $       63,522     $          57,984
                                                                                         ==============     =================

  See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN SHAREHOLDERS' DEFICIT
                                  (Unaudited)
                                (in thousands)

                                                               Three months ended March 31,
                                                                   2000            1999
                                                               ------------   -------------
REVENUES                                                       $     11,535   $      11,696

OPERATING EXPENSES:
Service and administrative                                            7,443           6,681
Depreciation and amortization                                         2,273           1,600
                                                               ------------   -------------
Total operating expenses                                              9,716           8,281
                                                               ------------   -------------

OPERATING INCOME                                                      1,819           3,415

OTHER INCOME                                                             29               -

INTEREST INCOME (EXPENSE):
Interest income                                                          18              77
Interest expense                                                     (1,182)           (904)
                                                               ------------   -------------
Total interest expense, net                                          (1,164)           (827)
                                                               ------------   -------------

NET INCOME                                                              684           2,588

Shareholders' deficit, beginning of period                           (3,408)           (660)
Capital distributions                                                (5,278)         (5,106)
                                                               ------------   -------------
Shareholders' deficit, end of period                           $     (8,002)  $      (3,178)
                                                               ============   =============

  See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                       Three months ended March 31,
                                                                                         2000                1999
                                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $    684            $  2,588
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                                             2,273               1,646
Changes in operating assets and liabilities:
     Subscriber receivables                                                                 502                 270
     Other accounts receivable, prepaid expenses and other
         current assets                                                                      84                 126
     Accounts payable, accrued liabilities and other                                      1,644               3,649
     Accrued interest                                                                      (622)               (804)
     Due to related parties                                                                 192                (631)
                                                                                       --------            --------
Net cash provided by operating activities                                              $  4,757            $  6,844
                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                          (6,892)             (6,122)
Increase in intangible assets                                                                (3)                (25)
                                                                                       --------            --------
Net cash used in investing activities                                                  $ (6,895)           $ (6,147)
                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                             (24)                (29)
Capital distributions                                                                    (5,278)             (5,106)
Borrowings under senior credit facility                                                   9,000                   -
                                                                                       --------            --------
Net cash provided by (used in) financing activities                                    $  3,698            $ (5,135)
                                                                                       --------            --------

NET INCREASE (DECREASE) IN CASH                                                           1,560              (4,438)
CASH AND CASH EQUIVALENTS, beginning of period                                              882               8,709
                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, end of period                                               $  2,442            $  4,271
                                                                                       ========            ========

  See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Business Organization And Purpose

Coaxial Communications of Central Ohio, Inc. ("Coaxial" or the "Company"), an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. Insight Ohio operates in one business segment. In connection with the contribution of the Company's cable system described below, the issuance of the senior notes described in Note 4, and the issuance of the senior discount notes by the Company's majority shareholder, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with Coaxial include Coaxial Financing Corp., Coaxial DJM LLC, Coaxial DSM LLC, Phoenix Associates ("Phoenix"), Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (the "Series A Preferred Interest" and "Series B Preferred Interest", respectively). The voting preferred equity interests provide for distributions to Coaxial and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the senior and senior discount notes described in Note 4. IHO serves as the manager of Insight Ohio.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  Summary of Significant Accounting Policies

Principles of Consolidation

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio, the accompanying financial statements include the accounts of Insight Ohio. All intercompany balances have been eliminated in consolidation. At March 31, 2000, Insight Ohio had a members' deficiency, accordingly, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

4.  Notes Payable

Notes payable at March 31, 2000 and December 31, 1999 consisted of Senior Notes with an outstanding principal balance of $34,435,092 and borrowings under a Senior Credit Facility of $20,000,000 at March 31, 2000 and $11,000,000 at December 31, 1999.

On August 21, 1998, Coaxial and Phoenix Associates completed an offering of
$140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio and conditionally guaranteed by Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Notes Payable (continued)

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

   The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including, in the event of a payment default under the Senior Credit Facility, distributions on the Series A Preferred Interest and Series B Preferred Interest that are required to pay the Senior Notes and the Senior Discount Notes create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including total leverage, interest coverage and pro forma debt service coverage ratios.

5. Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's results of operations or financial position.

                              PHOENIX ASSOCIATES
                                BALANCE SHEETS
                                (in thousands)

                                                                     March 31, 2000           December 31, 1999
                                                                     --------------           -----------------
                                                                      (Unaudited)                 (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                                 $            -           $               -
Interest receivable                                                             254                         215
                                                                     --------------           -----------------
Total current assets                                                            254                         215

OTHER ASSETS:
Due from related parties                                                        406                         406
Notes receivable--related parties                                               550                         550
Deferred financing fees, net of accumulated amortization
of $746 and $627 in 2000 and 1999, respectively                               3,054                       3,173
                                                                     --------------           -----------------
Total other assets                                                            4,010                       4,129
                                                                     --------------           -----------------
Total assets                                                         $        4,264           $           4,344
                                                                     ==============           =================

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
Interest payable                                                     $        1,378           $           4,017
                                                                     --------------           -----------------
Total current liabilities                                                     1,378                       4,017

NOTES PAYABLE                                                               105,565                     105,565
                                                                     --------------           -----------------
Total liabilities                                                           106,943                     109,582
                                                                     --------------           -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT                                                          (102,679)                   (105,238)
                                                                     --------------           -----------------
Total liabilities and partners' deficit                              $        4,264           $           4,344
                                                                     ==============           =================

  See accompanying notes

                              PHOENIX ASSOCIATES
           STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                                (in thousands)

                                                                 Three months ended March 31,
                                                                    2000              1999
                                                                 ----------        ----------
EXPENSES                                                         $        -        $        -
INTEREST EXPENSE (INCOME)
Interest income--related parties                                         39                 -
Interest expense                                                     (2,758)           (2,750)
                                                                 ----------        ----------
Total interest expense, net                                          (2,719)           (2,750)
                                                                 ----------        ----------
NET LOSS                                                             (2,719)           (2,750)

PARTNERS' DEFICIT, beginning of period                             (105,238)         (104,993)
CAPITAL CONTRIBUTIONS                                                 5,278             5,102
                                                                 ----------        ----------
PARTNERS' DEFICIT, end of period                                 $ (102,679)       $ (102,641)
                                                                 ==========        ==========

  See accompanying notes

                              PHOENIX ASSOCIATES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                               Three months ended March 31,
                                                                                    2000             1999
                                                                               -----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $  (2,719)        $ (2,750)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Amortization of deferred financing fees                                                119              111
Changes in operating assets and liabilities:
  Interest receivable                                                                  (39)               -
  Accrued interest                                                                  (2,639)          (2,463)
                                                                                ----------         --------
Net cash used in operating activities                                               (5,278)          (5,102)
                                                                                ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                                                5,278            5,102
                                                                                ----------         --------
Net cash provided by financing activities                                            5,278            5,102
                                                                                ----------         --------

NET INCREASE (DECREASE) IN CASH                                                          -                -
CASH, beginning of period                                                                -                -
                                                                                ----------         --------
CASH, end of period                                                             $        -         $      -
                                                                                ==========         ========

     See accompanying notes

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Other related entities affiliated with Phoenix include Coaxial LLC, Coaxial Financing Corp., Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (the "Series A Preferred Interest" and "Series B Preferred Interest", respectively). The voting preferred equity interests provide for distributions to Coaxial equal to the payments required on
the senior and senior discount notes described in Note 4.   Coaxial will make
distributions that will enable Phoenix to fund the required payments on the senior notes.

2.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. Phoenix does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial statements.

4.  Notes Payable

Notes payable at March 31, 2000 and December 31, 1999 consisted of Senior Notes with an outstanding principal balance of $105,565,000.

On August 21, 1998, Coaxial and Phoenix Associates completed an offering of
$140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Bank of Montreal Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Phoenix is a co-issuer and joint and several obligor of the debt, along with an affiliate, Coaxial.

5.  Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

                 INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                BALANCE SHEETS
                                (in thousands)

                                                                                 March 31, 2000        December 31, 1999
                                                                               -------------------     -----------------
                                                                                    (Unaudited)            (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $        2,442           $       882
Subscriber receivables, less allowance for doubtful accounts
     of $323 and $383 in 2000 and 1999, respectively                                       288                   790
Other accounts receivable, less allowance for doubtful accounts
     of $139 and $175 in 2000 and 1999, respectively                                     2,737                 3,136
Prepaid expenses and other current assets                                                  470                   155
                                                                                --------------             ----------
Total current assets                                                                     5,937                 4,963


Property and equipment, net of accumulated depreciation of
     $56,188 and $53,999 in 2000 and 1999, respectively                                 56,158                51,455

Intangible assets, net of accumulated amortization of
     $7,440 and $7,395 in 2000 and 1999, respectively                                      346                   388

Due from related parties                                                                   101                   158
                                                                               ---------------           -----------
Total assets                                                                    $       62,542            $   56,964
                                                                               ===============           ===========


LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                    $           49            $       73
Accounts payable                                                                         7,661                 4,963
Accrued interest                                                                           451                   212
Accrued liabilities                                                                      2,664                 5,060
Series A Preferred Dividend Payable                                                      1,750                 5,250
Accrued programming                                                                      3,358                 1,890
                                                                                --------------            ----------
Total current liabilities                                                               15,933                17,448


Capital lease obligations                                                                   43                    43
Other deferred credits                                                                   2,282                 2,408
Due to related parties                                                                     135                     -
Series A Preferred Interest                                                            140,000               140,000
Series B Preferred Interest                                                             36,683                35,556
Senior credit facility                                                                  20,000                11,000
                                                                                --------------            ----------
Total liabilities and preferred interests                                              215,076               206,455


Members' deficit                                                                      (152,534)             (149,491)
                                                                                --------------            ----------
Total liabilities and members' deficit                                          $       62,542            $   56,964
                                                                                ==============            ==========

See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
           STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                                  (Unaudited)
                                (in thousands)


                                                                 Three months ended March 31,
                                                               2000                         1999
                                                        -----------------            -----------------
REVENUES                                                     $    11,535                 $     11,696

OPERATING EXPENSES:
Service and administrative                                         7,443                        6,681
Depreciation and amortization                                      2,234                        1,599
                                                             -----------                 ------------
Total operating expenses                                           9,677                        8,280
                                                             -----------                 ------------

OPERATING INCOME                                                   1,858                        3,416

Other income                                                          29                            -

Interest expense                                                    (321)                          (7)
Interest income                                                       18                           77
                                                             -----------                 ------------
INTEREST (EXPENSE) INCOME, NET                                      (303)                          70
                                                             -----------                 ------------
NET INCOME                                                         1,584                        3,486

Accrual of preferred interests                                    (4,627)                      (4,222)
                                                             -----------                 ------------
Loss attributable to common interests                             (3,043)                        (736)
Members' deficit, beginning of period                           (149,491)                    (144,718)
                                                             -----------                 ------------
Members' deficit, end of period                              $  (152,534)                $   (145,454)
                                                             ===========                 ============

See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                              Three months ended March 31,
                                                                                       ------------------------------------------
                                                                                             2000                     1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $      1,584              $      3,486
Adjustments to reconcile Net Income to
     Net Cash Provided by Operating Activities:
Depreciation and amortization                                                                  2,234                     1,599
Changes in certain assets and liabilities:
     Subscriber receivables                                                                      502                       271
     Other accounts receivable, prepaid expenses and other current assets                         84                       126
     Accounts payable, accrued liabilities and other                                           1,644                     3,655
     Accrued interest                                                                            239                         -
     Due to/from related parties                                                                 192                      (631)
                                                                                        ------------              ------------
Net cash provided by operating activities                                               $      6,479              $      8,506
                                                                                        ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                               (6,892)                   (6,122)
Increase in other intangible assets                                                               (3)                      (26)
                                                                                        ------------              ------------
Net cash used in investing activities                                                   $     (6,895)             $     (6,148)
                                                                                        ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                                  (24)                      (29)
Preferred interest distributions                                                              (7,000)                   (6,767)
Borrowings under senior credit facility                                                        9,000                         -
                                                                                        ------------              ------------
Net cash provided by (used in) financing activities                                     $      1,976              $     (6,796)
                                                                                        ------------              ------------

NET INCREASE (DECREASE) IN CASH                                                                1,560                    (4,438)
CASH AND CASH EQUIVALENTS, beginning of period                                                   882                     6,709
                                                                                        ------------               -----------
CASH AND CASH EQUIVALENTS, end of period                                                $      2,442              $      2,271
                                                                                        ============               ===========

See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Business Organization and Purpose

Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "Company") was formed on July 23, 1998 in order to acquire substantially all of the assets and liabilities comprising the cable television system of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). On August 21, 1998, Coaxial contributed to Insight Ohio all of the assets and liabilities comprising Coaxial's cable television system (the "System") for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as 100% of the voting preferred membership interests of Insight Ohio ("Series A Preferred Interest" and "Series B Preferred Interest"). In conjunction therewith, Insight Holdings of Ohio, LLC ("IHO") contributed $10 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio. Insight Ohio provides basic and expanded cable services to homes in Columbus, Ohio and surrounding areas. The company operates in one business segment. Insight Ohio cannot redeem the Voting Preferred Interests without the permission of Coaxial; however, Insight Ohio will be required to redeem the Series A Preferred Interest in August 2006 and the Series B Preferred Interest on August 21, 2008 at their respective fair values. In addition, Insight Ohio is required to pay dividends on the Series A Preferred Interest and the Series B Preferred Interest, in amounts equal to the interest requirements on the Senior Notes and the Senior Discount Notes.

On August 21, 1998, Coaxial and Phoenix Associates, a related entity, issued $140 million of 10% Senior Notes ("Senior Notes") due in 2006. The Senior Notes are non-recourse and are secured by all issued and outstanding Series A Preferred Interest in Insight Ohio and are conditionally guaranteed by Insight Ohio. On August 21, 1998, Coaxial Financing Corp. and Coaxial LLC, related entities, issued 12 7/8% senior discount notes due 2008 ("Senior Discount Notes"). The Senior Discount Notes have a face amount of $55,869,000 and approximately $30,000,000 of gross proceeds were received upon issuance. The Senior Discount Notes are non-recourse, secured by the issued and outstanding Series B Preferred Interest in Insight Ohio and 100% of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC, and conditionally guaranteed by Insight Ohio.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

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

The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including distributions on the Preferred Interests that are required to pay the Senior Notes and the Senior Discount Notes in the event of a payment default under the Senior Credit Facility, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including total leverage, interest coverage and pro forma debt service coverage ratios. As of March 31, 2000, $20,000,000 was drawn on the Senior Credit Facility.

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


Results of Operations
Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

  Revenues for the three months ended March 31, 2000 were $11.5 million compared to $11.7 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, subscribers served averaged 84,253 compared with 87,129 during the same time period in 1999. Revenues for the three months ended March 31, 2000 were 1.4% lower than the same period for the prior year despite a 3.3% decrease in customers served on average as Insight Ohio ended previous management's program of deeply discounting subscriber rates. Average revenue per customer per month for the three months ended March 31, 2000 totaled $45.64 versus $44.75 for the three months ended March 31, 1999.

  Effective November 1, 1999, the System began activating nodes in rebuilt areas, increasing the rate for classic service by $1.75 from $14.93 to $16.68. As of March 31, 2000, there were approximately 19,300 customers receiving this enhanced service which offers six more channels on the classic service tier. In addition, customers in rebuilt areas have the opportunity to receive new products including Insight's digital gateway service, video on demand and high speed data access. As of March 31, 2000, Insight Ohio has realized revenues of approximately $24.00 per month per digital home. In addition, Insight has realized approximately $34.00 per month per high speed data customer in other markets where these products have been launched during the past year. A high speed data service will be launched by Insight Ohio in the second quarter of 2000.

  Service and administrative expenses increased to $7.4 million for the three months ended March 31, 2000 compared to $6.7 million for the three months ended March 31, 1999, an increase of $0.7 million or 11.4%. An increase of 28.6% in basic programming expenses from $1.8 million for the three months ended March 31, 1999 to $2.3 million for the same time period in 2000 reflects increased programming rates as discounts previously realized through Insight Ohio's affiliation with Media One expired in November 1999. Similarly, pay programming expenses increased 13.4% during the three months ended March 31, 2000 versus the three months ended March 31, 1999, to $1.1 million. The increased basic and pay programming rates accounted for approximately $.7 million or 100% of the total increase in expenses. In addition, programming costs increased due to additional channels added in rebuilt areas.

  Depreciation and amortization expense for the three months ended March 31, 2000 increased by 43.7% over the three months ended March 31, 1999 to approximately $2.3 million reflecting additional capital expenditures resulting from upgrades to the System's network.

  Operating income for the three months ended March 31, 2000 totaled $1.8 million versus $3.4 million reflecting increased expenses and depreciation.

  Net interest expense for the three months ended March 31, 2000 totaled approximately $1.2 million versus approximately $.8 million for the three months ended March 31, 1999, primarily resulting from increased borrowings under the Senior Credit Facility.

  Net income of $.7 million was realized for the three months ended March 31, 2000 compared to $2.6 million for the three months ended March 31, 1999 for the reasons set forth above.

Liquidity and Capital Resources

  The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $6.9 million for the three months ended March 31, 2000. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures are financed by cash flows from operations and borrowings under the Senior Credit Facility.

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

  Cash provided by operations for the three months ended March 31, 2000 was $4.7 million compared to $6.8 million for the same period in 1999. The decrease is primarily attributable to a decrease in net income for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

  Cash used in investing activities for the three months ended March 31, 2000 and 1999 was $6.9 million and $6.1 million, respectively reflecting capital expenditures to upgrade the system and build plant expansions.

  Cash provided by financing activities for the three months ended March 31, 2000 was $3.7 million as capital distributions of $5.3 million were offset by $9.0 million in borrowings under the Senior Credit Facility required to support capital expenditures and changes in working capital. Cash used in financing activities for the three months ended March 31, 1999 was $5.1 million consisting primarily of capital distributions.

  In addition to cash flow from operations, Insight Ohio has a $25 million Senior Credit Facility which was fully borrowed at May 15, 2000.

  Due to the increased rebuild costs, management had determined that amounts available under the Senior Credit Facility and cash flows from operations may not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, IHO has provided a commitment letter to Insight Ohio to fund any operating shortfall through the year 2000.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, is effective for all quarters of fiscal years beginning after June 15, 2000. Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not anticipate the adoption of this statement to have a material impact on their respective financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Coaxial Communications of Central Ohio, Inc., Phoenix Associates and Insight Ohio do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose any of them to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Coaxial Communications of Central Ohio, Inc., Phoenix Associates and Insight Ohio have not entered into forward or future contracts, purchased options or entered into swaps.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits
     27.1 - Financial Data Schedule of Coaxial Communications of
            Central Ohion Inc.
     27.2 - Financial Data Schedule of Phoenix Associates
     27.3 - Financial Data Schedule of Insight Communications of Central Ohio,
            LLC

  (b) Reports on Form 8-K

       None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Coaxial Communications of Central Ohio, Inc.
                              (Registrant)

Dated: May 15, 2000

                              By: /s/ Michael S. Willner
                              --------------------------------
                                   Michael S. Willner
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                              By: /s/ Kim D. Kelly
                              --------------------------------
                                  Kim D. Kelly
                                  Executive Vice President, Chief Financial
                                  and Operating Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Phoenix Associates
                                 (Registrant)

Dated: May 15, 2000

                                 By: /s/ Barry Silverstein
                                 ---------------------------------
                                   Barry Silverstein
                                   Sole Member of Phoenix BAS LLC,
                                   a general partner of Phoenix Associates
                                   (Principal Executive, Financial and
                                   Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Insight Communications of Central Ohio, LLC
                              (Registrant)

Dated: May 15, 2000

                              By: /s/ Michael S. Willner
                              -------------------------------------
                                  Michael S. Willner
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



                              By: /s/ Kim D. Kelly
                              -------------------------------------
                                   Kim D. Kelly
                                   Executive Vice President, Chief Financial
                                   and Operating Officer and Treasurer
                                   (Principal Financial and Accounting Officer)