Form 10-Q
period 2000-06-30
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; PHOENIX ASSOCIATES; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
filed 2000-08-11
CIK 1070241, 724332, 1070242

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                   C/O INSIGHT COMMUNICATIONS COMPANY, INC.
                                810 7TH AVENUE
                           NEW YORK, NEW YORK 10019
         (Address of principal executive offices, including zip code)

                                 (917) 286-2300
              (Registrants' telephone number, including area code)

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

                                     INDEX
                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.

   Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
      December 31, 1999                                                        1

   Consolidated Statements of Operations and Changes in
      Shareholders' Deficit for the three months and
      six months ended June 30, 2000 and 1999 (unaudited)                      2

   Consolidated Statements of Cash Flows for the six months
      ended June 30, 2000 and 1999 (unaudited)                                 3

   Notes to Consolidated Financial Statements (unaudited)                      4

PHOENIX ASSOCIATES

   Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999        7

   Statements of Operations and Changes in Partners'
      Deficit for the three months and six months ended
      June 30, 2000 and 1999 (unaudited)                                       8

   Statements of Cash Flows for the six months ended June 30, 2000
      and 1999 (unaudited)                                                     9

   Notes to Financial Statements (unaudited)                                  10

INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC

   Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999       13

   Statements of Operations and Changes in Members' Deficit
      for the three months and six months ended
      June 30, 2000 and 1999 (unaudited)                                      14

   Statements of Cash Flows for the six months ended June 30, 2000
      and 1999 (unaudited)                                                    15

   Notes to Financial Statements (unaudited)                                  16

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                19

Item 3. Quantitative and Qualitative Disclosures about Market Risk            25

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

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                        June 30, 2000       December 31, 1999
                                                                      ----------------      ------------------
                                                                         (Unaudited)            (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $  5,770                $    882
Subscriber receivables, less allowance for doubtful accounts
     of $186 and $383 in 2000 and 1999, respectively                         879                     790
Other accounts receivable, less allowance for doubtful accounts
     of $80 and $175 in 2000 and 1999, respectively                        3,072                   3,136
Prepaid expenses and other current assets                                    256                     155
                                                                        --------                --------
Total current assets                                                       9,977                   4,963

Property and equipment, net of accumulated depreciation of
     $58,803 and $53,999 in 2000 and 1999, respectively                   62,379                  51,455

Intangible assets, net of accumulated amortization of
     $7,767 and $7,600 in 2000 and 1999, respectively                      1,244                   1,408

Due from related parties                                                     108                     158
                                                                        --------                --------
Total assets                                                            $ 73,708                $ 57,984
                                                                        ========                ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                            $     32                $     73
Accounts payable                                                           5,246                   4,963
Accrued interest                                                           1,651                   1,519
Accrued liabilities                                                        2,970                   5,061
Accrued programming                                                        3,479                   1,890
                                                                        --------                --------
Total current liabilities                                                 13,378                  13,506

NOTES PAYABLE:
Senior notes                                                              34,435                  34,435
Senior credit facility                                                    25,000                  11,000
                                                                        --------                --------
Total notes payable                                                       59,435                  45,435

Capital lease obligations                                                     43                      43
Other deferred credits                                                     2,345                   2,408
Due to related parties                                                       422                       -
                                                                        --------                --------
Total liabilities                                                         75,623                  61,392

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock--authorized 2,000 shares, 1,080 shares
    issued and outstanding in 2000 and 1999                                    1                       1
Paid-in capital                                                           11,501                  11,501
Accumulated deficit                                                      (13,417)                (14,910)
                                                                        --------                --------
Total shareholders' deficit                                               (1,915)                 (3,408)
                                                                        --------                --------
Total liabilities and shareholders' deficit                             $ 73,708                $ 57,984
                                                                        ========                ========

  See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN SHAREHOLDERS' DEFICIT
                                  (Unaudited)
                                (in thousands)



                                                  Three months ended June 30,      Six months ended June 30,
                                                     2000             1999             2000          1999
                                                 ------------     -----------      ----------     ---------
REVENUES                                         $ 12,411         $ 11,697         $ 23,946        $ 23,393

OPERATING EXPENSES:
Service and administrative                          7,375            6,560           14,818          13,241
Depreciation and amortization                       2,698            1,647            4,971           3,247
                                                 --------         --------         --------        --------
Total operating expenses                           10,073            8,207           19,789          16,488
                                                 --------         --------         --------        --------

OPERATING INCOME                                    2,338            3,490            4,157           6,905

OTHER INCOME                                           11               79               40              79

INTEREST INCOME (EXPENSE):
Interest income                                        26                9               44              86
Interest expense                                   (1,288)            (905)          (2,470)         (1,809)
                                                 --------         --------         --------        --------
Total interest expense, net                        (1,262)            (896)          (2,426)         (1,723)
                                                 --------         --------         --------        --------

NET INCOME                                          1,087            2,673            1,771           5,261

Shareholders' deficit, beginning of period         (8,002)          (3,178)          (3,408)           (660)
Capital contributions                               5,000                -            5,000               -
Capital distributions                                   -             (441)          (5,278)         (5,547)
                                                 --------         --------         --------        --------
Shareholders' deficit, end of  period            $ (1,915)         $  (946)        $ (1,915)       $   (946)
                                                 ========         ========         ========        ========

  See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                        Six months ended June 30,
                                                                        2000                 1999
                                                                    -------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   1,771            $   5,261
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                           4,971                3,322
Provision for losses on trade accounts receivable                         255                  338
Changes in operating assets and liabilities:
     Subscriber receivables                                              (344)                (121)
     Other accounts receivable, prepaid expenses and other
         current assets                                                   (37)                (180)
     Accounts payable and accrued liabilities                            (282)               1,279
     Accrued interest                                                     132                   57
     Due to related parties                                               472                 (283)
                                                                    ---------            ---------
Net cash provided by operating activities                           $   6,938            $   9,673
                                                                    ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                       (15,728)             (10,324)
Increase in other intangible assets                                        (3)                (196)
                                                                    ---------            ---------
Net cash used in investing activities                                $(15,731)            $(10,250)
                                                                    ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                           (41)                 (50)
Capital distributions                                                  (5,278)              (5,547)
Capital contributions                                                   5,000                    -
Borrowings under senior credit facility                                14,000                    -
                                                                    ---------            ---------
Net cash provided by (used in) financing activities                 $  13,681            $  (5,597)
                                                                    ---------            ---------
NET INCREASE (DECREASE) IN CASH                                         4,888               (6,444)
CASH AND CASH EQUIVALENTS, beginning of period                            882                8,709
                                                                    ---------            ---------
CASH AND CASH EQUIVALENTS, end of period                            $   5,770            $   2,265
                                                                    =========            =========

See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS ORGANIZATION AND PURPOSE

Coaxial Communications of Central Ohio, Inc. ("Coaxial" or the "Company"), an Ohio corporation, through its controlling voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"), operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. Insight Ohio operates in one business segment. In connection with the contribution of the Company's cable system ("the System") described below, the issuance of the senior notes described in Note 4, and the issuance of the senior discount notes by the Company's majority shareholder, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with Coaxial include Coaxial Financing Corp., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended
June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio at June 30, 2000, the accompanying financial statements include the accounts of Insight Ohio. All intercompany balances have been eliminated in consolidation. At June 30, 2000, Insight Ohio had a members' deficiency, accordingly, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 137 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 137 to have a material impact on its financial statements.

4. NOTES PAYABLE

Notes payable at June 30, 2000 and December 31, 1999 consisted of senior notes with an outstanding principal balance of $34,435,000 and borrowings under a senior credit facility of $25,000,000 at June 30, 2000 and $11,000,000 at December 31, 1999.

On August 21, 1998, Coaxial and Phoenix Associates completed an offering of
$140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio and conditionally guaranteed by Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Harris Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") which provides for revolving credit loans of up to $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including, in the event of a payment default under the Senior Credit Facility, distributions on the Series A Preferred Interest and Series B Preferred Interest that are required to pay the Senior Notes and the Senior Discount Notes, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. NOTES PAYABLE (CONTINUED)

ratios, including total leverage, interest coverage and pro forma debt service
coverage ratios.   As of June 30, 2000, $25,000,000 was drawn on the Senior
Credit Facility.

5. COMMITMENTS AND CONTINGENCIES

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's results of operation or financial position.

6. RECENT DEVELOPMENTS

Purchase of Coaxial Common Interest

On August 8, 2000, Insight Ohio purchased Coaxial LLC's 25% non-voting common
equity interest in Insight Ohio.    The purchase price was 1,000,000 shares of
common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI"), 20% of which is payable by September 1, 2000 in cash or shares of common stock, at ICCI's option. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of the Coaxial Entities, and vest the common equity interests of Insight Ohio with 70% of its total voting power and the preferred equity interests with 30% of its total voting power. As a result of this transaction, the financial results of Insight Ohio will be consolidated with the financial results of ICCI. As such, the consolidated financial statements of the Company for periods subsequent to the purchase will not include the consolidated results of Insight Ohio. In addition, as a result of the amended operating agreement, Insight Ohio will be managed by Insight and not by IHO.

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. Insight Ohio intends to market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

On March 23, 2000, Insight entered into a letter of intent with AT&T Broadband for the contribution to Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T, of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight will contribute to Insight Midwest its interests in systems serving approximately 187,000 customers, including the approximately 84,000 customers served by Insight Ohio. In addition, Insight will purchase from AT&T and immediately contribute to Insight Midwest, systems serving approximately 100,000 customers and AT&T will contribute systems serving approximately 250,000 customers. Upon completion of the transactions, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The transactions are subject to the negotiation and execution of definitive agreements.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, for financing purposes, Insight Ohio will be an unrestricted subsidiary of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

                              PHOENIX ASSOCIATES
                                BALANCE SHEETS
                                (in thousands)


                                                              June 30, 2000    December 31, 1999
                                                            ----------------  --------------------
                                                              (Unaudited)          (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                           $      -              $      -
Interest receivable                                                 293                   215
                                                               --------              --------
Total current assets                                                293                   215

OTHER ASSETS:
Due from related parties                                            406                   406
Notes receivable--related parties                                   550                   550
Deferred financing fees, net of accumulated amortization
     of $865 and $627 in 2000 and 1999, respectively              2,935                 3,173
                                                               --------              --------
Total other assets                                                3,891                 4,129
                                                               --------              --------
Total assets                                                   $  4,184              $  4,344
                                                               ========              ========
LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
Interest payable                                               $  4,017              $  4,017
                                                               --------              --------
Total current liabilities                                         4,017                 4,017

NOTES PAYABLE                                                   105,565               105,565
                                                               --------              --------
Total liabilities                                               109,582               109,582
                                                               --------              --------
COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT                                              (105,398)             (105,238)
                                                               --------              --------
Total liabilities and partners' deficit                        $  4,184              $  4,344
                                                               ========              ========

 See accompanying notes

                              PHOENIX ASSOCIATES
           STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                                (in thousands)

                                                        Three months ended June 30,       Six months ended June 30,
                                                            2000             1999            2000            1999
                                                       -------------   -------------    -------------     ----------
EXPENSES                                               $       -        $       -       $       -        $       -
INTEREST EXPENSE (INCOME)
Interest income--related parties                              39                -              78                -
Interest expense                                          (2,758)          (2,759)         (5,516)          (5,509)
                                                       ---------        ---------       ---------        ---------
Total interest expense, net                               (2,719)          (2,759)         (5,438)          (5,509)
                                                       ---------        ---------       ---------        ---------
NET LOSS                                                  (2,719)          (2,759)         (5,438)          (5,509)

PARTNERS' DEFICIT, beginning of period                  (102,679)        (102,641)       (105,238)        (104,993)
CAPITAL CONTRIBUTIONS                                          -              241           5,278            5,343
                                                       ---------        ---------       ---------        ---------
PARTNERS' DEFICIT, end of period                       $(105,398)       $(105,159)      $(105,398)       $(105,159)
                                                       =========        =========       =========        =========

See accompanying notes

                              PHOENIX ASSOCIATES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                             Six months ended June 30,
                                                              2000               1999
                                                            ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(5,438)            $(5,509)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Amortization of deferred financing fees                         238                 231
Changes in operating assets and liabilities:
     Interest receivable                                        (78)                  -
     Accrued interest                                             -                 176
                                                            -------             -------
Net cash used in operating activities                       $(5,278)            $(5,102)
                                                            -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                         5,278               5,343
Change in other intangibles                                       -                (241)
                                                            -------             -------
Net cash provided by financing activities                   $ 5,278             $ 5,102
                                                            -------             -------

NET INCREASE (DECREASE) IN CASH                                   -                   -
CASH, beginning of period                                         -                   -
                                                            -------             -------
CASH, end of period                                         $     -             $     -
                                                            =======             =======

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

Other related entities affiliated with Phoenix include Coaxial LLC, Coaxial Financing Corp., Coaxial DJM LLC, Coaxial DSM LLC (the "Coaxial Entities") Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owns 25% of the non-voting common equity and IHO owns 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (the "Series A Preferred Interest" and "Series B Preferred Interest", respectively). The voting preferred equity interests provide for distributions to Coaxial and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the senior notes and
senior discount notes described in Note 4.   Coaxial will make distributions
that will enable Phoenix to fund the required payments on the senior notes.

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivatives Instruments and Hedging Activities"
("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 137 is effective for all quarters of fiscal years beginning after June 15, 2000. Phoenix does not anticipate that the adoption of SFAS No. 137 will have a material impact on its financial statements.

4.  NOTES PAYABLE

Notes payable at June 30, 2000 and December 31, 1999 consisted of Senior Notes with an outstanding principal balance of $105,565,000.

On August 21, 1998, Coaxial and Phoenix completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio and conditionally guaranteed by Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Harris Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Phoenix is a co-issuer and joint and several obligor of the debt, along with an affiliate, Coaxial.

5.  COMMITMENTS AND CONTINGENCIES

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

6.  RECENT DEVELOPMENTS

Purchase of Coaxial Common Interest

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 1,000,000 shares of common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI"), 20% of which is payable by September 1, 2000 in cash or shares of common stock, at ICCI's option. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of the Coaxial Entities, and vest the common equity interests of Insight Ohio with 70% of its total voting power and the preferred equity interests with 30% of its total voting power. As a result of this transaction, the financial results of Insight Ohio will be consolidated with the financial results of ICCI. As such, the consolidated financial statements of the Company for periods subsequent to

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


6.  RECENT DEVELOPMENTS (CONTINUED)

the purchase will not include the consolidated results of Insight Ohio. In addition, as a result of the amended operating agreement, Insight Ohio will be managed by Insight and not by IHO.

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. Insight Ohio intends to market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

On March 23, 2000, Insight entered into a letter of intent with AT&T Broadband for the contribution to Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T, of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight will contribute to Insight Midwest its interests in systems serving approximately 187,000 customers, including the approximately 84,000 customers served by Insight Ohio. In addition, Insight will purchase from AT&T and immediately contribute to Insight Midwest, systems serving approximately 100,000 customers and AT&T will contribute systems serving approximately 250,000 customers. Upon completion of the transactions, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The transactions are subject to the negotiation and execution of definitive agreements.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, for financing purposes, Insight Ohio will be an unrestricted subsidiary of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                BALANCE SHEETS
                                (in thousands)



                                                                       June 30, 2000    December 31, 1999
                                                                      ---------------  --------------------
                                                                         (Unaudited)         (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $   5,770           $     882
Subscriber receivables, less allowance for doubtful accounts
     of $186 and $383 in 2000 and 1999, respectively                          879                 790
Other accounts receivable, less allowance for doubtful accounts
     of $80 and $175 in 2000 and 1999, respectively                         3,072               3,136
Prepaid expenses and other current assets                                     256                 155
                                                                        ---------           ---------
Total current assets                                                        9,977               4,963

Property and equipment, net of accumulated depreciation of
     $58,803 and $53,999 in 2000 and 1999, respectively                    62,379              51,455

Intangible assets, net of accumulated amortization of
     $7,484 and $7,395 in 2000 and 1999, respectively                         302                 388

Due from related parties                                                      108                 158
                                                                        ---------           ---------
Total assets                                                            $  72,766           $  56,964
                                                                        =========           =========

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                            $      32           $      73
Accounts payable                                                            5,246               4,963
Accrued interest                                                              343                 212
Accrued liabilities                                                         2,970               5,060
Series A Preferred Dividend Payable                                         5,250               5,250
Accrued programming                                                         3,479               1,890
                                                                        ---------           ---------
Total current liabilities                                                  17,320              17,448

Capital lease obligations                                                      43                  43
Other deferred credits                                                      2,345               2,408
Due to related parties                                                        422                   -
Series A Preferred Interest                                               140,000             140,000
Series B Preferred Interest                                                37,845              35,556
Senior credit facility                                                     25,000              11,000
                                                                        ---------           ---------
Total liabilities and preferred interests                                 222,975             206,455

Members' deficit                                                         (150,209)           (149,491)
                                                                        ---------           ---------
Total liabilities and members' deficit                                  $  72,766           $  56,964
                                                                        =========           =========

see accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
           STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                                  (Unaudited)
                                (in thousands)

                                                   Three  months ended June 30,        Six months ended June 30,
                                                       2000            1999              2000             1999
                                                  -------------   --------------      ----------       -----------

REVENUES                                           $  12,411         $  11,697         $  23,946        $  23,393

OPERATING EXPENSES:
Service and administrative                             7,375             6,560            14,818           13,241
Depreciation and amortization                          2,659             1,647             4,893            3,247
                                                   ---------         ---------         ---------        ---------
Total operating expenses                              10,034             8,207            19,711           16,488
                                                   ---------         ---------         ---------        ---------

OPERATING INCOME                                       2,377             3,490             4,235            6,905

OTHER INCOME                                              11                79                40               79

INTEREST INCOME (EXPENSE):
Interest expense                                        (427)               (6)             (748)             (12)
Interest income                                           26                 9                44               86
                                                   ---------         ---------         ---------        ---------
Total interest expense (income), net                    (401)                3              (704)              74
                                                   ---------         ---------         ---------        ---------
NET INCOME                                             1,987             3,572             3,571            7,058

Accrual of preferred interests                        (4,662)           (4,499)           (9,289)          (8,721)
                                                   ---------         ---------         ---------        ---------
Loss attributable to common interests                 (2,675)             (927)           (5,718)          (1,663)
Members' deficit, beginning of  period              (152,534)         (145,454)         (149,491)        (144,718)
Capital contributions                                  5,000                 -             5,000                -
Capital distributions                                      -              (520)                -             (520)
                                                   ---------         ---------         ---------        ---------
Members' deficit, end of period                    $(150,209)        $(146,901)        $(150,209)       $(146,901)
                                                   =========         =========         =========        =========

See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)



                                                                                            Six months ended June 30,
                                                                                              2000             1999
                                                                                          -----------       ----------
Net income                                                                                 $   3,571        $   7,058
Adjustments to reconcile net income to
     net cash provided by operating activities:
Depreciation and amortization                                                                  4,893            3,247
Provision for losses on trade accounts receivable                                                255              338
Changes in certain assets and liabilities:
     Subscriber receivables                                                                     (344)            (121)
     Other accounts receivable, prepaid expenses and other current assets                        (37)            (180)
     Accounts payable and accrued liabilities                                                   (281)           1,274
     Accrued interest                                                                            131                -
     Due to related parties                                                                      472             (282)
                                                                                           ---------        ---------
Net cash provided by operating activities                                                  $   8,660        $  11,334
                                                                                           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                              (15,728)         (10,324)
Increase in other intangible assets                                                               (3)            (117)
                                                                                           ---------        ---------
Net cash used in investing activities                                                      $ (15,731)       $ (10,441)
                                                                                           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributions                                                                              -             (520)
Capital contributions                                                                          5,000                -
Principal payments on capital lease obligations                                                  (41)             (50)
Preferred interest distributions                                                              (7,000)          (6,767)
Borrowings under senior credit facility                                                       14,000                -
                                                                                           ---------        ---------
Net cash  provided by (used in)  financing activities                                      $  11,959        $  (7,337)
                                                                                           ---------        ---------
NET INCREASE (DECREASE) IN CASH                                                                4,888           (6,444)
CASH AND CASH EQUIVALENTS, beginning of period                                                   882            6,709
                                                                                           ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                                   $   5,770        $     265
                                                                                           =========        =========

See accompanying notes

                 INSIGHT COMMUNITCATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BUSINESS ORGANIZATION AND PURPOSE

Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "Company") was formed on July 23, 1998 in order to acquire substantially all of the assets and liabilities comprising the cable television system of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). On August 21, 1998, Coaxial contributed to Insight Ohio all of the assets and liabilities comprising Coaxial's cable television system (the "System") for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as 100% of the voting preferred membership interests of Insight Ohio ("Series A Preferred Interest" and "Series B Preferred Interest"). In conjunction therewith, Insight Holdings of Ohio, LLC ("IHO") contributed $10 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio. Insight Ohio provides basic and expanded cable services to homes in the eastern parts of Columbus, Ohio and surrounding areas.

On August 21, 1998, Coaxial and Phoenix Associates, a related entity, issued $140 million of 10% Senior Notes ("Senior Notes") due in 2006. The Senior Notes are non-recourse and are secured by all issued and outstanding Series A Preferred Interest in Insight Ohio and are conditionally guaranteed by Insight Ohio. On August 21, 1998, Coaxial Financing Corp. and Coaxial LLC, related entities, issued 12 7/8% senior discount notes due 2008 ("Senior Discount Notes"). The Senior Discount Notes have a face amount of $55,869,000 and approximately $30,000,000 of gross proceeds was received upon issuance. The Senior Discount Notes are non-recourse, secured by the issued and outstanding Series B Preferred Interest in Insight Ohio and 100% of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC, and conditionally guaranteed by Insight Ohio.

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 137 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 137 to have a material impact on its financial statements.

4. CREDIT FACILITY

Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a bank which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the Company's cable plant and for the introduction of new video services. The Senior Credit Facility has

                 INSIGHT COMMUNITCATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. CREDIT FACILITY (CONTINUED)

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

The Senior Credit Facility contains a number of covenants that, among other things, restricts the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including, in the event of a payment default under the Senior Credit Facility, distributions on the Preferred Interests that are required to pay the Senior Notes and the Senior Discount Notes, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including total leverage, interest coverage and proforma debt service coverage ratios. As of June 30, 2000, $25,000,000 was drawn on the Senior Credit Facility.

5. COMMITMENTS AND CONTINGENCIES

Insight Ohio is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either Insight Ohio's future results of operations or financial position.

6. RECENT  DEVELOPMENTS

Purchase of Coaxial Common Interest

On August 8, 2000, Insight Ohio purchased Coaxial LLC's 25% non-voting common equity interest. The purchase price was 1,000,000 shares of common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI"), 20% of which is payable by September 1, 2000 in cash or shares of common stock, at ICCI's option. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial LLC, Coaxial Financing Corp., Coaxial DJM LLC and Coaxial DSM LLC, and vest the common equity interests of Insight Ohio with 70% of its total voting power and the preferred equity interests with 30% of its total voting power. As a result of this transaction, the financial results of Insight Ohio will be consolidated with the financial results of ICCI. As such, the consolidated financial statements of the Company for periods subsequent to the purchase will not include the consolidated results of Insight Ohio. In addition, as a result of the amended operating agreement, Insight Ohio will be managed by Insight and not by IHO.

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. Insight Ohio intends to market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

On March 23, 2000, Insight entered into a letter of intent with AT&T Broadband for the contribution to Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T, of additional cable

                 INSIGHT COMMUNITCATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. RECENT  DEVELOPMENTS (CONTINUED)

television systems, including Insight Ohio. Through a series of transactions, Insight will contribute to Insight Midwest its interests in systems serving approximately 187,000 customers, including the approximately 84,000 customers served by Insight Ohio. In addition, Insight will purchase from AT&T and immediately contribute to Insight Midwest, systems serving approximately 100,000 customers and AT&T will contribute systems serving approximately 250,000 customers. Upon completion of the transactions, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The transactions are subject to the negotiation and execution of definitive agreements.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, for financing purposes, Insight Ohio will be an unrestricted subsidiary of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

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


OFFERING OF SENIOR NOTES AND ACQUISITION OF SYSTEM BY INSIGHT OHIO

     Coaxial and Phoenix completed on August 21, 1998 a private offering (the "Senior Notes Offering") of $140,000,000 aggregate principal amount of their 10% Senior Notes due in 2006 (the "Senior Notes"), in connection with a Financing Plan (the "Financing Plan") which included the contribution of Coaxial's cable television system (the "System") to Insight Ohio. On February 16, 1999, Coaxial and Phoenix consummated an exchange of registered Senior Notes for their privately issued Senior Notes. The Senior Notes are guaranteed on a conditional basis by Insight Ohio. As a result of the Financing Plan, Coaxial and Phoenix have only nominal assets except for Coaxial's ownership of 25% of the non-voting common membership interests in Insight Ohio and 100% of the voting Series A Preferred Interest and Series B Preferred Interest in Insight Ohio (together, "Preferred Interests").

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

   Coaxial and Phoenix do not conduct any business and are dependent upon the cash flow on Insight Ohio to meet their obligations under the Senior Notes. Insight serves as the manager of the System.

   The following discussion relates to the operations of Coaxial for the three months and six months ended June 30, 2000 compared to the three months and six months ended June 30, 1999. The financial statements of Insight Ohio are included in the consolidated financial statements of Coaxial. The historical operating results of Coaxial reflect the actual results of the System in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Notes discussed above. These activities resulted in related financing and interest costs. The historical results of Coaxial appear elsewhere in this report under the heading "Coaxial Communications of Central Ohio, Inc."

RECENT DEVELOPMENTS

Purchase of Coaxial Common Interest

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 1,000,000 shares of common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI"), 20% of which is payable by September 1, 2000 in cash or shares of common stock, at ICCI's option. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of the Coaxial Entities, and vest the common equity interests of Insight Ohio with 70% of its total voting power and the preferred equity interests with 30% of its total voting power. As a result of this transaction, the financial results of Insight Ohio will be consolidated with the financial results of ICCI. As such, the consolidated financial statements of the Company for periods subsequent to the purchase will not include the consolidated results of Insight Ohio. In addition, as a result of the amended operating agreement, Insight Ohio will be managed by Insight and not by IHO.

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. Insight Ohio intends to market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

On March 23, 2000, Insight entered into a letter of intent with AT&T Broadband for the contribution to Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T, of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight will contribute to Insight Midwest its interests in systems serving approximately 187,000 customers, including the approximately 84,000 customers served by Insight Ohio. In addition, Insight will purchase from AT&T and immediately contribute to Insight Midwest, systems serving approximately 100,000 customers and AT&T will contribute systems serving approximately 250,000 customers. Upon completion of the transactions, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The transactions are subject to the negotiation and execution of definitive agreements.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, for financing purposes, Insight Ohio will be an unrestricted subsidiary of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

OVERVIEW

  Revenues generated by the System are primarily attributable to monthly subscription fees charged to basic customers for basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming) as well as monthly charges for customer equipment rental. Premium revenues primarily consist of monthly subscription fees for programming provided on a per channel basis. In addition, revenues are derived from installation and reconnection fees charged to basic customers to commence or discontinue service, pay-per-view charges, digital and high speed data services, late payment fees, advertising revenues and commissions related to the sale of goods by home shopping services.

  System operating expenses consist of service and administrative expenses, home office expenses and depreciation and amortization. Service and administrative expenses include direct costs, such as fees paid to programming suppliers, expenses related to copyright fees, bad debt expense, and use fees. Programming fees have historically increased at rates in excess of inflation due to increases in the number of programming services offered by the System and improvements in the quality of programming. Service and administrative expenses also include costs attributable to the operation of the System, including wages and salaries and other expenses related to plant operating activities, customer service operations, marketing, billing, advertising sales and video production.

  The System relies on Insight for all of its strategic, managerial, financial and operational oversight and advice. Insight also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility, the Senior Notes and the Senior Discount Notes, Insight is entitled to receive management fees of 3.0% of gross operating revenues of the System. Such management fee is payable only after distributions have been made in respect of the Preferred Interests and only to the extent that such payment would be permitted by an exception to the restricted payments covenants of the Senior Notes and the Senior Discount Notes as well as Insight Ohio's Senior Credit Facility. Such management fee is included in service and administrative expenses.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Revenues for the three months ended June 30, 2000 were $12.4 million compared to $11.7 million for the three months ended June 30, 1999. For the three months ended June 30, 2000, customers served averaged 84,242 compared with 85,995 during the same time period in 1999. Revenues for the three months ended June 30, 2000 were 6.1% higher than the same period for the prior year due primarily to revenues generated from new product launches, increased advertising revenues and increased pay revenue resulting from a decrease in discounting of pay units.

  Effective November 1, 1999, the System began activating nodes in rebuilt areas, increasing the rate for classic service by $1.75 from $14.93 to $16.68. As of June 30, 2000, there were approximately 28,500 customers receiving this enhanced service which offers six more channels on the classic service tier. In addition, customers in rebuilt areas have the opportunity to receive new products including Insight's interactive digital service (which includes video on demand) and high speed data access. As of June 30, 2000, there were approximately 7,400 digital customers representing 26.0% penetration (digital customers as a percentage of total customers with access to digital service). Digital revenue for the quarter was approximately $334,000, including approximately $131,000 for video on demand service. High speed data services were launched during the second quarter of 2000. As of June 30, 2000, there were approximately 1,900 cable modem customers, a penetration of 3.0% (modem customers as a percentage of homes passed with access to high speed data services). Revenues from high speed data services were approximately $96,000 for the quarter ended June 30, 2000. In addition to revenues from new product launches, revenues for the second quarter increased as a result of higher advertising revenues of approximately $223,000 and increased pay revenue of approximately $143,000.

  Average revenue per customer per month for the three months ended June 30, 2000 totaled $49.11 versus $45.34 for the three months ended June 30, 1999, primarily as a result of the revenue increases noted above. Despite a 2.0% decrease in average customers served, the average monthly revenue per basic customer increased slightly primarily as a result of the increase in the rate for classic service in connection with the System's rebuild.

  Service and administrative expenses increased to $7.4 million for the three months ended June 30, 2000 compared to $6.6 million for the three months ended June 30, 1999, an increase of approximately $815,000 or 12.4%. An increase of 22.2% in basic programming expenses from $1.7 million for the three months ended June 30, 1999 to $2.1 million for the same time period in 2000 reflects increased programming rates as discounts previously realized through Insight Ohio's affiliation with Media One expired in November 1999. Similarly, pay programming expenses increased 19.1% during the three months ended June 30, 2000 versus the three months ended June 30, 1999, to $1.1 million. The increased basic and pay programming expense accounted for approximately $562,000 or 69.0% of the total increase in expenses. In addition, programming costs increased due to additional channels added in rebuilt areas. Service and administrative expenses also increased due to the launch of video on demand service, the launch of high speed data services, as well as increased marketing costs and property taxes.

  Depreciation and amortization expense for the three months ended June 30, 2000 increased 63.8% over the three months ended June 30, 1999 to approximately $2.7 million reflecting additional capital expenditures resulting from upgrades to the System's network.

  Operating income for the three months ended June 30, 2000 totaled $2.3 million versus $3.5 million for the three months ended June 30, 1999 reflecting increased expenses and depreciation, partially offset by increased revenues.

  Net interest expense for the three months ended June 30, 2000 totaled approximately $1.3 million versus approximately $896,000 for the three months ended June 30, 1999, primarily resulting from increased borrowings under the Senior Credit Facility.

  Net income of $1.1 million was realized for the three months ended June 30, 2000 compared to net income of $2.7 million for the three months ended June 30, 1999 for the reasons set forth above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Revenues for the six months ended June 30, 2000 were $23.9 million compared to $23.4 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, customers served averaged 84,225 compared with 86,503 during the same time period in 1999. Revenues for the six months ended June 30, 2000 were 2.4% higher than the same period for the prior year where revenue from new product launches, increased advertising and pay revenues more than offset decreases in basic, pay per view and revenues from late charges. Digital revenue for the six months ended June 30, 2000 was approximately $450,000, including approximately $181,000 for video on demand service. High speed data revenue was approximately $96,000 for the six months ended June 30, 2000 and advertising and pay revenue increased by approximately $477,000 and $187,000, respectively, as compared to the six months ended June 30, 1999. Pay per view and late charge revenues decreased approximately $201,000 and $137,000, respectively during the six months ended June 30, 2000 as compared to the same period in the prior year.

  Average revenue per customer per month for the six months ended June 30, 2000 totaled $47.39 versus $45.07 for the six months ended June 30, 1999, primarily as a result of the revenue increases noted above. Despite a 2.6% decrease in average customers served, the average monthly revenue per basic customer increased slightly primarily as a result of the increase in the rate for classic service in connection with the System's rebuild. Basic revenue decreased approximately 1.4% for the six months ended June 30, 2000 as compared to the same period in the prior year.

  Service and administrative expenses increased to $14.8 million for the six months ended June 30, 2000 compared to $13.2 million for the six months ended June 30, 1999, an increase of $1.6 million or 11.9%. An increase of 25.4% in basic programming expenses from $3.5 million for the six months ended June 30, 1999 to $4.4 million for the same time period in 2000 reflects increased programming rates as discounts previously realized through Insight Ohio's affiliation with Media One expired in November 1999. Similarly, pay programming expenses increased 16.1% during the six months ended June 30, 2000 versus the six months ended June 30, 1999, to $2.2 million. The increased basic and pay programming rates accounted for approximately $1.2 million or 75.0% of the total increase in expenses. In addition, programming costs increased due to additional channels added in rebuilt areas. Service and administrative expenses also increased due to the launch of video on demand service, the launch of high speed data services, as well as increased property tax expense.

  Depreciation and amortization expense for the six months ended June 30, 2000 increased by 53.0% over the six months ended June 30, 1999 to approximately $5.0 million reflecting additional capital expenditures resulting from upgrades to the System's network.

  Operating income for the six months ended June 30, 2000 totaled $4.2 million versus $6.9 million reflecting increased expenses and depreciation, partially offset by increased revenues.

  Net interest expense for the six months ended June 30, 2000 totaled approximately $2.4 million versus approximately $1.7 million for the six months ended June 30, 1999, primarily resulting from increased borrowings under the Senior Credit Facility.

  Net income of $1.8 million was realized for the six months ended June 30, 2000 compared to net income of $5.3 million for the six months ended June 30, 1999 for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

  The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $15.7 million for the six months ended June 30, 2000. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures are financed by cash flows from operations, borrowings under the Senior Credit Facility and capital contributions.

  Insight continues to further enhance the technical platform of the System by upgrading the plant serving the majority of customers. The capability for high-speed data transmission, impulse pay-per-view, digital tiers of service and additional analog channels is intended to be provided by further deployment of fiber optics, an increase in the bandwidth to 870 MHz, activation of the reverse plant to allow two-way communications and the installation of digital equipment.

  Capital expenditures are expected to approximate $34.6 million during the year 2000 to support not only ongoing plant extensions, new customer additions and capital replacement, but also to fund the plant upgrade to 870 MHz and to activate plant for 2-way transmission, which is necessary to facilitate the deployment of interactive services.

  Cash provided by operations for the six months ended June 30, 2000 was $6.9 million compared to $9.7 million for the same period in 1999. The decrease is primarily attributable to a decrease in net income.

  Cash used in investing activities for the six months ended June 30, 2000 and 1999 was $15.7 million and $10.3 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

  Cash provided by financing activities for the six months ended June 30, 2000 was $13.7 million as capital distributions of $5.3 million were offset by capital contributions of $5.0 million. In addition, $14.0 million in borrowings under the Senior Credit Facility were made to support capital expenditures and changes in working capital. Cash used in financing activities for the six months ended June 30, 1999 was $5.6 million consisting primarily of capital distributions. The capital distributions were made to Phoenix to be used to pay interest on Phoenix's portion of the Senior Notes.

  In addition to cash flow from operations, Insight Ohio has a $25 million Senior Credit Facility which was fully borrowed at June 30, 2000.

  Due to the increased rebuild costs, management had determined that amounts available under the Senior Credit Facility and cash flows from operations may not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, Insight has provided a commitment letter to Insight Ohio to fund any operating shortfall through the year 2000. Insight contributed $6.0 million to Insight Ohio through August 9, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, which was amended by SFAS No. 137, is effective for all quarters of fiscal years beginning after June 15, 2000. Coaxial LLC, Coaxial Financing Corp. and Insight Ohio do not anticipate the adoption of this statement to have a material impact on their respective financial statements.

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

   Insight Ohio's senior credit facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. The Senior Notes issued by Coaxial and Phoenix bears interest at a fixed rate.

   The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Notes applicable to Coaxial as of June 30, 2000 was $32.9 and $34.4 million, respectively. The fair value and carrying value of the Senior Notes applicable to Phoenix as of June 30, 2000 was $100.8 and $105.6 million, respectively.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        2.1 - Purchase and Option Agreement, dated as of August 8, 2000, among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC,
   Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy (filed as Exhibit 2.1 to Insight Communications Company, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-26677) and incorporated herein by reference)

        3.1 - Amended and Restated Operating Agreement of Insight Ohio, dated as of August 8, 2000 (filed as Exhibit 3.1 to Insight Communication Company, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended
   June 30, 2000 (File No. 0-26677) and incorporated herein by reference)

       10.1 - Cable Facilities Lease Agreement, dated July 17, 2000, among
   AT&T Broadband, LLC and Insight Communications Company, Inc. and certain of its affiliates, including Insight Ohio (filed as Exhibit 10.1 to Insight Communications Company Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-26677) and incorporated herein by reference)

       27.1 - Financial Data Schedule of Coaxial Communications of Central Ohio, Inc.
       27.2 - Financial Data Schedule of Phoenix Associates
       27.3 - Financial Data Schedule of Insight Communications of Central Ohio, LLC

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

                                    COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                                    (Registrant)

Dated: August 11, 2000

                                    By: /s/ Michael S. Willner
                                       -------------------------
                                       Michael S. Willner
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                    By: /s/ Kim D. Kelly
                                        --------------------------
                                        Kim D. Kelly
                                        Executive Vice President, Chief
                                        Financial and Operating Officer and
                                        Treasurer
                                        (Principal Financial and Accounting
                                        Officer)


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHOENIX ASSOCIATES
                                    (Registrant)

Dated: August 11, 2000

                                    By: /s/ Barry Silverstein
                                       _________________________
                                       Barry Silverstein
                                       Sole Member of Phoenix BAS LLC,
                                       a general partner of Phoenix Associates
                                       (Principal Executive, Financial and
                                       Accounting Officer)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                    (Registrant)

Dated: August 11, 2000

                                    By: /s/ Michael S. Willner
                                       --------------------------
                                       Michael S. Willner
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                    By: /s/ Kim D. Kelly
                                        --------------------------
                                        Kim D. Kelly
                                        Executive Vice President, Chief
                                        Financial and Operating Officer and
                                        Treasurer
                                        (Principal Financial and Accounting
                                        Officer)