Form 10-Q
period 2000-09-30
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; PHOENIX ASSOCIATES; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
filed 2000-11-20
CIK 1070241, 724332, 1070242

================================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

               For the quarterly period ended September 30, 2000

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

================================================================================

                                     INDEX

                                                                                        Page
                                                                                        ----
PART I FINANCIAL INFORMATION

Item 1.    Financial Statements


   Coaxial Communications of Central Ohio, Inc.

       Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
           December 31, 1999                                                              1

       Consolidated Statements of Operations and Changes in Shareholders' Equity
           (Deficit) for the three months and nine months ended September 30, 2000
           and 1999 (unaudited)                                                           2

       Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999 (unaudited)                                        3

       Notes to Consolidated Financial Statements (unaudited)                             4

   Phoenix Associates

       Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999          8

       Statements of Operations and Changes in Partners' Deficit for the three months
            and nine months ended  September 30, 2000 and 1999 (unaudited)                9

       Statements of Cash Flows for the nine months ended September 30, 2000
           and 1999 (unaudited)                                                          10

       Notes to Financial Statements (unaudited)                                         11

   Insight Communications of Central Ohio, LLC

       Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999         14

       Statements of Operations and Changes in Members' Deficit for the three
           months and nine months ended September 30, 2000 and 1999 (unaudited)          15

       Statements of Cash Flows for the nine months ended September 30, 2000
            and 1999 (unaudited)                                                         16

       Notes to Financial Statements (unaudited)                                         17

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                    26

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings - Not Applicable

Item 2.    Changes in Securities and Use of Proceeds - Not Applicable

Item 3.    Defaults Upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K                                             27

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                    September 30, 2000     December 31, 1999
                                                                    ------------------     -----------------
                                                                       (Unaudited)             (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                    $       -              $    882
Investment in equity securities                                                 12,700                     -
Subscriber receivables, less allowance for doubtful accounts
  of $383 in 1999                                                                    -                   790
Other accounts receivable, less allowance for doubtful accounts
  of $175 in 1999                                                                    -                 3,136
Prepaid expenses and other current assets                                            -                   155
                                                                             ---------              --------
Total current assets                                                            12,700                 4,963

Investment in affiliate                                                        179,044                     -
Property and equipment, net of accumulated depreciation of
  $53,999 in 1999                                                                    -                51,455
Intangible assets, net of accumulated amortization of
  $322 and $7,600 in 2000 and 1999, respectively                                   904                 1,408
Due from related parties                                                             -                   158
                                                                             ---------              --------
Total assets                                                                 $ 192,648              $ 57,984
                                                                             =========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations                                 $       -              $     73
Accounts payable                                                                     -                 4,963
Accrued interest                                                                   446                 1,519
Accrued liabilities                                                                  -                 5,061
Accrued programming                                                                  -                 1,890
                                                                             ---------              --------
Total current liabilities                                                          446                13,506

NOTES PAYABLE:
Senior notes                                                                    34,435                34,435
Senior credit facility                                                               -                11,000
                                                                             ---------              --------
Total notes payable                                                             34,435                45,435

Capital lease obligations                                                            -                    43
Other deferred credits                                                               -                 2,408
                                                                             ---------              --------
Total liabilities                                                               34,881                61,392

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock--authorized 2,000 shares, 1,080 shares
  issued and outstanding in 2000 and 1999                                            1                     1
Paid-in capital                                                                 11,501                11,501
Retained earnings (accumulated deficit)                                        143,965               (14,910)
Accumulated other comprehensive income                                           2,300                     -
                                                                             ---------              --------
Total shareholders' equity (deficit)                                           157,767                (3,408)
                                                                             ---------              --------
Total liabilities and shareholders' equity (deficit)                         $ 192,648              $ 57,984
                                                                             =========              ========

See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN
                        SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
                                (in thousands)

                                                               Three months ended September 30,     Nine months ended September 30,
                                                                   2000              1999               2000              1999
                                                               ------------      ------------        -----------    -------------
REVENUES                                                       $      4,150      $     11,802        $    28,096    $      35,195

OPERATING EXPENSES:
Programming and other operating costs                                 1,622             4,095             10,955           11,898
Selling, general and administrative                                     991             3,187              6,476            8,625
Depreciation and amortization                                           969             1,846              5,940            5,093
                                                               ------------      ------------        -----------    -------------
Total operating expenses                                              3,582             9,128             23,371           25,616
                                                               ------------      ------------        -----------    -------------

OPERATING INCOME                                                        568             2,674              4,725            9,579

OTHER INCOME (EXPENSE):
Gain on sale of common equity interest                              164,360                 -            164,360                -
Other income (expense)                                                   (9)                5                 31               84
                                                               ------------      ------------        -----------    -------------
                                                                    164,351                 5            164,391               84
                                                               ------------      ------------        -----------    -------------
INTEREST INCOME (EXPENSE):
Interest income                                                           6                23                 50              109
Interest expense                                                     (1,060)           (1,035)            (3,530)          (2,844)
                                                               ------------      ------------        -----------    -------------
Total interest expense, net                                          (1,054)           (1,012)            (3,480)          (2,735)
                                                               ------------      ------------        -----------    -------------

NET INCOME                                                          163,865             1,667            165,636            6,928

Shareholders' deficit, beginning of period                           (1,915)             (946)            (3,408)            (660)
Capital contributions                                                 1,395                 -              6,395                -
Capital distributions                                                (7,878)           (5,278)           (13,156)         (10,825)
Unrealized gain on equity securities                                  2,300                 -              2,300                -
                                                               ------------      ------------        -----------    -------------
Shareholders' equity (deficit), end of  period                 $    157,767      $     (4,557)       $   157,767    $      (4,557)
                                                               ============      ============        ===========    =============

 See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                        Nine months ended September 30,
                                                                                      2000                            1999
                                                                              -------------------               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $           165,636               $           6,928
Adjustments to reconcile net income to
   net cash provided by operating activities:
Gain on sale of common equity interest                                                   (164,360)                              -
Depreciation and amortization                                                               5,940                           5,207
Provision for losses on trade accounts receivable                                             367                             664
Changes in operating assets and liabilities:
   Subscriber receivables                                                                    (516)                           (389)
   Other accounts receivable, prepaid expenses and other
     current assets                                                                           113                          (1,197)
   Accounts payable and accrued liabilities                                                   490                           1,076
   Accrued interest                                                                          (748)                           (678)
   Due to related parties                                                                     302                             110
                                                                              -------------------               -----------------
Net cash provided by operating activities                                     $             7,224               $          11,721
                                                                              -------------------               -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                           (19,943)                        (16,009)
Decrease in cash upon sale of common equity interest                                       (3,604)                              -
Increase in other intangible assets                                                            (3)                           (158)
                                                                              -------------------               -----------------
Net cash used in investing activities                                         $           (23,550)              $         (16,167)
                                                                              -------------------               -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                                 -                             (96)
Capital distributions                                                                     (10,556)                        (10,825)
Capital contributions                                                                      12,000                               -
Borrowings under senior credit facility                                                    14,000                          11,000
                                                                              -------------------               -----------------
Net cash provided by financing activities                                     $            15,444               $              79
                                                                              -------------------               -----------------

NET DECREASE IN CASH                                                                         (882)                         (4,367)
CASH AND CASH EQUIVALENTS, beginning of period                                                882                           8,709
                                                                              -------------------               -----------------
CASH AND CASH EQUIVALENTS, end of period                                      $                 -               $           4,342
                                                                              ===================               =================

See accompanying notes

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Business Organization And Purpose

Coaxial Communications of Central Ohio, Inc. ("Coaxial" or the "Company"), an Ohio corporation, through its ownership of preferred interests (discussed below), has a 30% voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"). Insight Ohio operates a cable television system which provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. In connection with the contribution of Coaxial's cable system ("the System") described below, the issuance of the senior notes described in Note 6, and the issuance of the senior discount notes by the Company's majority shareholder, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with Coaxial include Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owned 25% of the non-voting common equity and IHO owned 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (Note 5).

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and the Coaxial Entities, and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power. As a result of this transaction, Coaxial recorded a gain on the sale of its common equity interest of approximately $164.4 million which is equal to the difference between the value of the shares of ICCI common stock and cash received ($13.0 million) as compared to Coaxial's investment in Insight Ohio (net liability of $151.4 million) as of the transaction date. As discussed more fully in Note 3, the accompanying consolidated financial statements include the accounts of Insight Ohio through August 8, 2000.

Insight Ohio is prohibited by the terms of its indebtedness from making distributions to ICCI. Insight Ohio's conditional guarantee of the senior notes and the senior discount notes (Note 6) remains in place. If at any time the senior notes or the senior discount notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require ICCI to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of ICCI common stock issued on August 8, 2000.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. Basis of Presentation (Continued)

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

As a result of Coaxial's ownership of all of the voting equity of Insight Ohio through August 8, 2000, the accompanying financial statements include the accounts of Insight Ohio through such date. All intercompany balances have been eliminated in consolidation. Since Insight Ohio had a members' deficiency, the accompanying financial statements do not include a minority interest liability for Insight's 75% common equity interest in Insight Ohio for the period prior to August 8, 2000.

As a result of the sale of its common equity interest and change in voting interest (Note 1), Coaxial no longer consolidates the accounts of Insight Ohio subsequent to August 8, 2000.

Investment in Equity Securities

Equity securities consists of 800,000 shares of common stock of ICCI Note 1). These securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

4. Comprehensive Income

For the three months ended September 30, 2000, total comprehensive income was $166.2 million (net income of $163.9 million plus an unrealized gain of $2.3 million). For the nine months ended September 30, 2000, total comprehensive income was $167.9 million (net income of $165.6 million plus an unrealized gain of $2.3 million). For the three months and nine months ended September 30, 1999, there were no items of other comprehensive income.

5. Investment in Affiliate

In connection with the Contribution Agreement discussed in Note 1, Insight Ohio issued to Coaxial a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest (the "Preferred Interests"). These voting Preferred Interests provide for distributions to Coaxial and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the senior notes and the senior discount notes (Note 6). During the three months and nine months ended September 30, 2000, Insight Ohio distributed $7.0 million and $14.0 million, respectively, to Coaxial. Of such amounts, Coaxial distributed $5.3 million and $10.6 million, respectively to Phoenix. During the three months and nine months ended September 30, 1999, Insight Ohio distributed $7.0 million and $13.8 million, respectively to Coaxial. Of such amounts, Coaxial distributed $5.3 million and $10.4 million to Phoenix. These distributions were used by Coaxial and Phoenix to make semi-annual interest payments on the senior notes.

The preferred interest investment balance at September 30, 2000 includes the accretion of the discount on the senior discount notes. As interest payments on the senior discount notes do not commence until 2003, there have been no distributions on the Series B preferred equity interest.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. Notes Payable

Notes payable at September 30, 2000 and December 31, 1999 consisted of senior notes with an outstanding principal balance of $34,435,000 and borrowings under Insight Ohio's senior credit facility of $11,000,000 at December 31, 1999.

On August 21, 1998, Coaxial and Phoenix Associates completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A preferred interest in Insight Ohio (Note 5) and conditionally guaranteed by Insight Ohio. The Series A preferred interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A preferred interest is owned by Coaxial and is pledged to Harris Trust Company, as trustee, for the benefit of the holders of the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A preferred interest or Series B preferred interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Coaxial, as joint and several issuer, with Phoenix, of the Senior Notes, provides the funding that will allow Phoenix to repay its share of the notes payable, as Phoenix has no operations.

7. Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's results of operation or financial position.

8. Recent Developments

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that Insight Ohio will market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

On August 15, 2000, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T Broadband, entered into definitive agreements with Insight and AT&T Broadband for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest will acquire all of Insight's wholly-owned systems serving approximately 279,600 customers, including the approximately 84,200 customers served by Insight Ohio and including systems which Insight will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. Insight Ohio will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8. Recent Developments (Continued)

consummation of these transactions is subject to several conditions, including the receipt of all necessary regulatory approvals.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, as noted above, for financing purposes, Insight Ohio will be an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

                              PHOENIX ASSOCIATES
                                BALANCE SHEETS
                                (in thousands)

                                                         September 30, 2000     December 31, 1999
                                                         ------------------     -----------------
                                                            (Unaudited)             (Note 2)
ASSETS
CURRENT ASSETS:
Cash                                                              $       -             $       -
Interest receivable                                                     332                   215
                                                                  ---------             ---------
Total current assets                                                    332                   215

OTHER ASSETS:
Due from related parties                                                406                   406
Notes receivable--related parties                                       550                   550
Deferred financing fees, net of accumulated amortization
  of $984 and $627 in 2000 and 1999, respectively                     2,816                 3,173
                                                                  ---------             ---------
Total other assets                                                    3,772                 4,129
                                                                  ---------             ---------
Total assets                                                      $   4,104             $   4,344
                                                                  =========             =========

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
Interest payable                                                  $   1,378             $   4,017
                                                                  ---------             ---------
Total current liabilities                                             1,378                 4,017

NOTES PAYABLE                                                       105,565               105,565
                                                                  ---------             ---------
Total liabilities                                                   106,943               109,582
                                                                  ---------             ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT                                                  (102,839)             (105,238)
                                                                  ---------             ---------
Total liabilities and partners' deficit                           $   4,104             $   4,344
                                                                  =========             =========

  See accompanying notes

                              PHOENIX ASSOCIATES
           STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                                (in thousands)

                                                             Three months ended September 30,    Nine months ended September 30,
                                                                 2000              1999              2000               1999
                                                             ------------      ------------      ------------       -------------
EXPENSES                                                        $       -         $       -         $       -        $         -
INTEREST INCOME (EXPENSE):
Interest income--related parties                                       39                 -               117                  -
Interest expense                                                   (2,758)           (2,757)           (8,274)            (8,266)
                                                             ------------      ------------      ------------       ------------
Total interest expense, net                                        (2,719)           (2,757)           (8,157)            (8,266)
                                                             ------------      ------------      ------------       ------------
NET LOSS                                                           (2,719)           (2,757)           (8,157)            (8,266)

PARTNERS' DEFICIT, beginning of period                           (105,398)         (105,159)         (105,238)          (104,993)
CAPITAL CONTRIBUTIONS                                               5,278             5,278            10,556             10,621
                                                             ------------      ------------      ------------       ------------
PARTNERS' DEFICIT, end of period                                $(102,839)        $(102,638)        $(102,839)       $  (102,638)
                                                             ============      ============      ============       ============

See accompanying notes

                              PHOENIX ASSOCIATES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                 Nine months ended September 30,
                                                     2000               1999
                                                 -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (8,157)          $ (8,266)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
Amortization of deferred financing fees                  357                349
Changes in operating assets and liabilities:
   Interest receivable                                  (117)                 -
   Accrued interest                                   (2,639)            (2,463)
                                                 -----------         ----------
Net cash used in operating activities               $(10,556)          $(10,380)
                                                 -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                 10,556             10,621
Change in other intangibles                                -               (241)
                                                 -----------         ----------
Net cash provided by financing activities           $ 10,556           $ 10,380
                                                 -----------         ----------

NET INCREASE (DECREASE) IN CASH                            -                  -
CASH, beginning of period                                  -                  -
                                                 -----------         ----------
CASH, end of period                                 $      -           $      -
                                                 ===========         ==========

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

Other related entities affiliated with Phoenix include Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC (the "Coaxial Entities"), Coaxial Financing Corp., Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On June 30, 1998, as amended on July 15, 1998 and August 21, 1998, Coaxial and Insight Communications Company, L.P. ("Insight") entered into a contribution agreement (the "Contribution Agreement") pursuant to which on August 21, 1998, Coaxial contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly owned subsidiary of Insight, contributed $10 million in cash to Insight Ohio. As a result of the Contribution Agreement, Coaxial owned 25% of the non-voting common equity and IHO owned 75% of the non-voting common equity of Insight Ohio. Coaxial also owns a $140 million Series A preferred equity interest and a $30 million Series B preferred equity interest of Insight Ohio (the "Series A Preferred Interest" and "Series B Preferred Interest", respectively). The voting preferred equity interests provide for distributions to Coaxial and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the senior notes and senior discount notes described in Note 4. Coaxial will make distributions that will enable Phoenix to fund the required payments on the senior notes.

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and the Coaxial Entities, and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power.

Insight Ohio is prohibited by the terms of its indebtedness from making distributions to ICCI. Insight Ohio's conditional guarantee of the senior notes and the senior discount notes (Note 4) remains in place. If at any time the senior notes or the senior discount notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require ICCI to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of ICCI common stock issued on August 8, 2000.


2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. Basis of Presentation (Continued)

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

4.  Notes Payable

Notes payable at September 30, 2000 and December 31, 1999 consisted of Senior Notes with an outstanding principal balance of $105,565,000.

On August 21, 1998, Coaxial and Phoenix completed an offering of $140 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to Coaxial. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio and conditionally guaranteed by Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140 million and pays distributions in an amount equal to the payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Harris Trust Company, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions made by Insight Ohio on the Series A Preferred Interest to make payments on the Senior Notes. The Senior Notes contain covenants that, among other things, restrict the ability of Coaxial, Phoenix, Insight Ohio and any of their Restricted Subsidiaries to: incur additional indebtedness; pay dividends and make distributions; issue stock of subsidiaries to third parties; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; create dividend or other payment restrictions affecting Restricted Subsidiaries; merge or consolidate in a transaction involving all or substantially all of the assets of Coaxial, Phoenix and their Restricted Subsidiaries, taken as a whole; transfer or sell assets; use distributions on the Series A Preferred Interest or Series B Preferred Interest for any purpose other than required payments of interest and principal on the Senior Notes or Senior Discount Notes, respectively; and swap assets. Phoenix is a co-issuer and joint and several obligor of the debt, along with Coaxial.

5.  Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

                              PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

6.  Recent Developments

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that Insight Ohio will market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

On August 15, 2000, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T Broadband, entered into definitive agreements with Insight and AT&T Broadband for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest will acquire all of Insight's wholly-owned systems serving approximately 279,600 customers, including the approximately 84,200 customers served by Insight Ohio and including systems which Insight will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. Insight Ohio will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of these transactions is subject to several conditions, including the receipt of all necessary regulatory approvals.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, as noted above, for financing purposes, Insight Ohio will be an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                BALANCE SHEETS
                                (in thousands)

                                                                            September 30, 2000            December 31, 1999
                                                                           -------------------            -----------------
                                                                                (Unaudited)                   (Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                          $   5,591                $     882
Subscriber receivables, less allowance for doubtful accounts
     of $186 and $383 in 2000 and 1999, respectively                                   1,180                      790
Other accounts receivable, less allowance for doubtful accounts
     of $80 and $175 in 2000 and 1999, respectively                                    3,003                    3,136
Prepaid expenses and other current assets                                                273                      155
                                                                                   ---------                ---------
Total current assets                                                                  10,047                    4,963

Property and equipment, net of accumulated depreciation of
     $61,621 and $53,999 in 2000 and 1999, respectively                               71,684                   51,455
Intangible assets, net of accumulated amortization of
     $7,529 and $7,395 in 2000 and 1999, respectively                                    301                      388
Due from related parties                                                                  28                      158
                                                                                   ---------                ---------
Total assets                                                                       $  82,060                $  56,964
                                                                                   =========                =========

LIABILITIES AND MEMBERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations                                       $      20                $      73
Accounts payable                                                                       6,048                    4,963
Accrued interest                                                                         453                      212
Accrued liabilities                                                                    2,148                    5,060
Series A Preferred Dividend Payable                                                    1,750                    5,250
Accrued programming                                                                    3,993                    1,890
                                                                                   ---------                ---------
Total current liabilities                                                             14,412                   17,448

Capital lease obligations                                                                 43                       43
Other deferred credits                                                                 2,096                    2,408
Due to related parties                                                                   815                        -
Series A Preferred Interest                                                          140,000                  140,000
Series B Preferred Interest                                                           39,044                   35,556
Senior credit facility                                                                25,000                   11,000
                                                                                   ---------                ---------
Total liabilities and preferred interests                                            221,410                  206,455

Members' deficit                                                                    (139,350)                (149,491)
                                                                                   ---------                ---------
Total liabilities and members' deficit                                             $  82,060                $  56,964
                                                                                   =========                =========

     See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
           STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                                  (Unaudited)
                                (In Thousands)

                                                                Three months ended September 30,    Nine months ended September 30,
                                                                    2000               1999           2000                1999
                                                             -----------------    ---------------   ---------------   -------------
REVENUES                                                             $  12,435          $  11,802         $  36,381       $  35,195

OPERATING EXPENSES:
Programming and other operating costs                                    4,864              4,095            14,197          11,898
Selling, general and administrative                                      2,939              3,187             8,424           8,625
Depreciation and amortization                                            2,863              1,846             7,756           5,093
                                                             -----------------    ---------------   ---------------   -------------
Total operating expenses                                                10,666              9,128            30,377          25,616
                                                             -----------------    ---------------   ---------------   -------------

OPERATING INCOME                                                         1,769              2,674             6,004           9,579

OTHER INCOME (EXPENSE)                                                      (5)                 5                35              84

INTEREST INCOME (EXPENSE):
Interest expense                                                          (633)              (135)           (1,381)           (147)
Interest income                                                             27                 23                71             109
                                                             -----------------    ---------------   ---------------   -------------
Total interest expense, net                                               (606)              (112)           (1,310)            (38)
                                                             -----------------    ---------------   ---------------   -------------

NET INCOME                                                               1,158              2,567             4,729           9,625

Accrual of preferred interests                                          (4,699)            (4,571)          (13,988)        (13,292)
                                                             -----------------    ---------------   ---------------   -------------
Loss attributable to common interests                                   (3,541)            (2,004)           (9,259)         (3,667)
Members' deficit, beginning of period                                 (150,209)          (146,901)         (149,491)       (144,718)
Capital contributions                                                   14,400                  -            19,400               -
Capital distributions                                                        -                  -                 -            (520)
                                                             -----------------    ---------------   ---------------   -------------
Members' deficit, end of period                                      $(139,350)         $(148,905)        $(139,350)      $(148,905)
                                                             =================    ===============   ===============   =============

See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                          Nine months ended September 30,
                                                                                              2000               1999
                                                                                          ------------         ---------
Net income                                                                                $      4,729         $   9,625
Adjustments to reconcile net income to
     net cash provided by operating activities:
Depreciation and amortization                                                                    7,756             5,093
Provision for losses on trade accounts receivable                                                  588               664
Changes in certain assets and liabilities:
     Subscriber receivables                                                                       (978)             (389)
     Other accounts receivable, prepaid expenses and other current assets                           15            (1,197)
     Accounts payable and accrued liabilities                                                      (36)            1,075
     Accrued interest                                                                              241               126
     Due to related parties                                                                        945               111
                                                                                          ------------         ---------
Net cash provided by operating activities                                                 $     13,260         $  15,108
                                                                                          ------------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                                (27,851)          (16,009)
Increase in other intangible assets                                                                (47)              (79)
                                                                                          ------------         ---------
Net cash used in investing activities                                                     $    (27,898)        $ (16,088)
                                                                                          ------------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributions                                                                                -              (520)
Capital contributions                                                                           19,400                 -
Principal payments on capital lease obligations                                                    (53)              (96)
Preferred interest distributions                                                               (14,000)          (13,771)
Borrowings under senior credit facility                                                         14,000            11,000
                                                                                          ------------         ---------
Net cash  provided by (used in)  financing activities                                     $     19,347         $  (3,387)
                                                                                          ------------         ---------

NET INCREASE  (DECREASE) IN CASH                                                                 4,709            (4,367)
CASH AND CASH EQUIVALENTS, beginning of period                                                     882             6,709
                                                                                          ------------         ---------
CASH AND CASH EQUIVALENTS, end of period                                                  $      5,591         $   2,342
                                                                                          ============         =========

 see accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Business Organization and Purpose

Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "Company") provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. The Company was formed on July 23, 1998 in order to acquire substantially all of the assets and liabilities comprising the cable television system of Coaxial Communications of Central Ohio, Inc. ("Coaxial"). On August 21, 1998, Coaxial contributed to Insight Ohio all of the assets and liabilities comprising Coaxial's cable television system (the "System") for which Coaxial received a 25% non-voting common membership interest in Insight Ohio as well as 100% of the voting preferred membership interests of Insight Ohio ("Series A Preferred Interest" and "Series B Preferred Interest"). In conjunction therewith, Insight Holdings of Ohio, LLC ("IHO"), a wholly-owned subsidiary of Insight Communications Company, L.P. ("Insight L.P.") contributed $10 million in cash to Insight Ohio for which it received a 75% non-voting common membership interest in Insight Ohio.

On August 21, 1998, Coaxial and Phoenix Associates, a related entity, issued $140 million of 10% Senior Notes ("Senior Notes") due in 2006. The Senior Notes are non-recourse and are secured by all issued and outstanding Series A Preferred Interest in Insight Ohio and are conditionally guaranteed by Insight Ohio. On August 21, 1998, Coaxial Financing Corp. and Coaxial LLC, related entities, issued 12 7/8% senior discount notes due 2008 ("Senior Discount Notes"). The Senior Discount Notes have a face amount of $55,869,000 and approximately $30,000,000 of gross proceeds was received upon issuance. The Senior Discount Notes are non-recourse, secured by the issued and outstanding Series B Preferred Interest in Insight Ohio and 100% of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC, and conditionally guaranteed by Insight Ohio. The Preferred Interests have distribution priorities that provide for distributions to Coaxial. The distributions from the Series B Preferred Interest will be used to pay dividends to Coaxial LLC, which dividends will be used to pay interest and principal on the Senior Discount Notes and the distributions from the Series A Preferred Interest are used to pay interest and principal on the Senior Notes. Distributions by Insight Ohio are subject to certain financial covenants and other conditions set forth in its Senior Credit Facility

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight L.P's general partner, Insight Communications Company, Inc. ("ICCI") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"), and vest in the common equity of interests of Insight Ohio 70% of its total voting power and in the Preferred Interests 30% of its total voting power.

As a result of this transaction, Insight Ohio is prohibited by the terms of its indebtedness from making distributions to ICCI. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require ICCI to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of 800,000 shares of ICCI's common stock issued on August 8, 2000.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. Basis of Presentation (Continued)

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which was amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on its financial statements.

4. Credit Facility

Insight Ohio has a Senior Credit Facility ("Senior Credit Facility") with a bank which provides for revolving credit loans of $25 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the Company's cable plant and for the introduction of new services. The Senior Credit Facility has a six-year maturity, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. Insight Ohio's obligations under the Senior Credit Facility are secured by substantially all the tangible and intangible assets of Insight Ohio. Loans under the Senior Credit Facility bear interest, at Insight Ohio's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, Insight Ohio pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of Insight Ohio and its subsidiaries to make capital expenditures, dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends or make capital distributions, including, in the event of a payment default under the Senior Credit Facility, distributions on the Preferred Interests that are required to pay the Senior Notes and the Senior Discount Notes, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates and otherwise restrict certain activities. In addition, the Senior Credit Facility requires compliance with certain financial ratios, including total leverage, interest coverage and proforma debt service coverage ratios. As of September 30, 2000, $25 million was borrowed under the Senior Credit Facility.

5. Commitments and Contingencies

Insight Ohio is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either Insight Ohio's future results of operations or financial position.

6. Recent Developments

Telephony Agreements

On July 17, 2000, Insight Ohio and other affiliates of Insight L.P. entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that Insight Ohio will market the telephone services both independently and as part of a bundle of services.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

6.  Recent Developments (continued)

Contribution of Insight Ohio

On August 15, 2000, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight L.P. and AT&T Broadband, entered into definitive agreements with Insight L.P. and AT&T Broadband for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest will acquire all of Insight L.P.'s wholly-owned systems serving approximately 279,600 customers, including the approximately 84,200 customers served by Insight Ohio and including systems which Insight LP. will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. Insight Ohio will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight L.P. and AT&T Broadband, and Insight L.P. will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of these transactions is subject to several conditions, including the receipt of all necessary regulatory approvals.

Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, as noted above, for financing purposes, Insight Ohio will be an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

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

Forward-Looking Statements

     This report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of the System (as defined below). All statements other than statements of historical fact included in this report regarding Coaxial Communications of Central Ohio, Inc. ("Coaxial"), Phoenix Associates ("Phoenix") and Insight Communications of Central Ohio, LLC ("Insight Ohio") or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Coaxial, Phoenix and Insight Ohio, and reflect future business decisions which are subject to change. Although Coaxial, Phoenix and Insight Ohio believe that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

 .    the ability of Coaxial and Phoenix. to make scheduled payments with respect to the Senior Notes (as defined below) will depend on the financial and operating performance of Insight Ohio;

 .    a substantial portion of Insight Ohio's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Series A Preferred Interest and its Series B Preferred Interest, thereby reducing the funds available to Insight Ohio for its operations and future business opportunities;

 .    Coaxial and Phoenix have no significant assets other than Coaxial's ownership of common membership interests, Series A Preferred Interests and Series B Preferred Interest in Insight Ohio; and

 .    the indenture governing the terms of the Senior Notes imposes restrictions on Coaxial, Phoenix. and Insight Ohio and the Senior Credit Facility of Insight Ohio imposes restrictions on Insight Ohio.

Coaxial, Phoenix and Insight Ohio do not intend to update these forward-looking statements.

Offering of Senior Discount Notes and Senior Notes and Acquisition of System by Insight Ohio

  Coaxial and Phoenix completed on August 21, 1998 a private offering (the "Senior Notes Offering") of $140,000,000 aggregate principal amount of their 10% Senior Notes due in 2006 (the "Senior Notes"), in connection with a Financing Plan (the "Financing Plan") which included the contribution of Coaxial's cable television system (the "System") to Insight Ohio. On February 16, 1999, Coaxial and Phoenix consummated an exchange of registered Senior Notes for their privately issued Senior Notes. The Senior Notes are guaranteed on a conditional basis by Insight Ohio. As a result of the Financing Plan, Coaxial and Phoenix have only nominal assets except for Coaxial's ownership[ of the 30% voting Series A Preferred Interest and Series B Preferred Interest in Insight Ohio (together, "Preferred Interests").

  As part of the Financing Plan, one of the owners of Coaxial ("Coaxial LLC") and an affiliated corporation ("Coaxial Financing Corp.") completed on August 21, 1998 a private offering (the "Senior Discount Notes Offering") of $55,869,000 aggregate principal amount at maturity of their 12 7/8% Senior Discount Notes due in 2008 (the "Senior Discount Notes"). Coaxial LLC and Coaxial Financing Corp. have only nominal assets except for Coaxial LLC's ownership of 67.5% of the common stock of Coaxial and notes of Coaxial DJM LLC and Coaxial DSM LLC (the other two owners of Coaxial), which notes are secured by the remaining 32.5% of the common stock of Coaxial. In February 16, 1999, Coaxial LLC and Coaxial Financing Corp. consummated an exchange of registered Senior Discount Notes for their privately issued Senior Discount Notes. The Senior Discount Notes are guaranteed on a conditional basis by Insight Ohio, subordinated to the conditional guarantee of the Senior Notes. The three limited liability companies that own Coaxial, which includes Coaxial LLC, are referred to herein as the "Individual LLCs".

  The Preferred Interests have distribution priorities that provide for distributions to Coaxial. The distributions from the Series B Preferred Interest will be used to pay dividends to the Individual LLCs, which dividends will be used to pay interest and principal on the Senior Discount Notes and the distributions from the Series A Preferred Interest will be used to pay interest and principal on the Senior Notes. Distributions by Insight Ohio will be subject to certain financial covenants and other conditions set forth in its Senior Credit Facility.

  Coaxial and Phoenix do not conduct any business and are dependent upon the cash flow of Insight Ohio to meet their obligations under the Senior Notes. Insight serves as the manager of the System.

  The following discussion relates to the operations of Insight Ohio for the three months and nine months ended September 30, 2000 compared to the three months and nine months ended September 30, 1999. The financial statements of Insight Ohio are included in the consolidated financial statements of Coaxial through August 8, 2000 (see "Recent Developments" below). The historical operating results of Coaxial reflect the actual results of the System through August 8, 2000 in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial appear elsewhere in this report under the heading "Coaxial Communications of Central Ohio, Inc."

Recent Developments

Purchase of Coaxial Common Interest

  On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of Insight's general partner, Insight Communications Company, Inc. ("ICCI") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and the Coaxial Entities, and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power.

  Insight Ohio is prohibited by the terms of its indebtedness from making distributions to ICCI. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or the Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require ICCI to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of ICCI common stock issued on August 8, 2000.

Telephony Agreements

  On July 17, 2000, Insight Ohio and other affiliates of Insight entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing Insight Ohio's cable infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay Insight Ohio a monthly per line access fee. AT&T Broadband will also pay Insight Ohio for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that Insight Ohio will market the telephone services both independently and as part of a bundle of services.

Contribution of Insight Ohio

  On August 15, 2000, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight and AT&T Broadband, entered into definitive agreements with Insight and AT&T Broadband for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest will acquire all of Insight's wholly-owned systems serving approximately 279,600 customers, including the approximately 84,200 customers served by Insight Ohio and including systems which Insight will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. Insight Ohio will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight and AT&T Broadband, and Insight will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of these transactions is subject to several conditions, including the receipt of all necessary regulatory approvals.

  Although the financial results of Insight Ohio will be consolidated into Insight Midwest as a result of this transaction, as noted above, for financing purposes, Insight Ohio will be an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

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

  System operating expenses consist of programming and other operating costs, selling, general and administrative expenses, home office expenses and depreciation and amortization. Programming and other operating costs include direct costs, such as fees paid to programming suppliers, and costs attributable to the operation of the System, including wages, salaries, and other costs related to plant operating activities. Programming fees have historically increased at rates in excess of inflation due to increases in the number of programming services offered by the System and improvements in the quality of programming. Selling, general and administrative expenses include customer service operations, marketing, billing, expenses related to copyright fees and bad debt expense.

  The System relies on Insight for all of its strategic, managerial, financial and operational oversight and advice. Insight also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility, the Senior Notes and the Senior Discount Notes, Insight is entitled to receive management fees of 3.0% of gross operating revenues of the System. Such management fee is payable only after distributions have been made in respect of the Preferred Interests and only to the extent that such payment would be permitted by an exception to the restricted payments covenants of the Senior Notes and the Senior Discount Notes as well as Insight Ohio's Senior Credit Facility. Such management fee is included in selling, general and administrative expenses.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

  Revenues for the three months ended September 30, 2000 were $12.4 million compared to $11.8 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, customers served averaged 84,469 compared with 84,989 during the same time period in 1999. Revenues for the three months ended September 30, 2000 were 5.4% higher than the same period for the prior year due primarily to revenues generated from new product launches, including digital services and high speed data services, partially offset by a decrease in analog pay-per-view revenues.

  Effective November 1, 1999, the System began activating nodes in rebuilt areas, increasing the rate for classic service by $1.75 from $14.93 to $16.68. As of September 30, 2000, there were approximately 35,100 customers receiving this enhanced service which offers six more channels on the classic service tier. In addition, customers in rebuilt areas have the opportunity to receive new products including Insight's interactive digital service (which includes video on demand) and high speed data access. As of September 30, 2000, there were approximately 9,700 digital customers representing 28.0% penetration (digital customers as a percentage of total customers with access to digital service). Digital revenue for the quarter was approximately $509,000, including approximately $179,000 for video on demand service. High speed data services were launched during the second quarter of 2000. As of September 30, 2000, there were approximately 2,900 cable modem customers, a penetration of 4.0% (modem customers as a percentage of homes passed with access to high speed data services). Revenues from high speed data services were approximately $312,000 for the quarter ended September 30, 2000.

  Average revenue per customer per month for the three months ended September 30, 2000 totaled $49.07 compared to $46.29 for the three months ended September 30, 1999, primarily as a result of the revenue increases noted above. Despite a 0.6% decrease in average customers served, the average monthly revenue per basic customer increased approximately 1.8% primarily as a result of the increase in the rate for classic service in connection with the System's rebuild.

  Programming and other operating costs increased to $4.9 million for the three months ended September 30, 2000 as compared to $4.1 million for the three months ended September 30, 1999, an increase of approximately $800,000 or 18.8%. An increase of 18.8% in basic programming expenses from $1.9 million for the three months ended September 30, 1999 to $2.2 million for the same time period in 2000 reflects increased programming rates as discounts previously realized through Insight Ohio's affiliation with MediaOne expired in November 1999. Similarly, pay programming expenses increased 17.5% during the three months ended September 30, 2000 versus the same period of the prior year, to $1.2 million. Basic and pay programming expenses also increased due to additional channels added in rebuilt areas. The increased basic and pay programming expense accounted for approximately $528,000 or 68.7% of the total increase in programming and other operating costs.

  Selling, general and administrative expenses decreased to $2.9 million for the three months ended September 30, 2000 as compared to $3.2 million for the same period in the prior year, a decrease of approximately $300,000. The decrease was primarily attributable to a decrease in marketing costs of approximately $175,000.

  Depreciation and amortization expense for the three months ended September 30, 2000 increased 55.0% over the three months ended September 30, 1999 to approximately $2.9 million reflecting additional capital expenditures resulting from upgrades to the System's network.

  Operating income for the three months ended September 30, 2000 totaled $1.8 million compared to $2.7 million for the three months ended September 30, 1999 reflecting increased expenses and depreciation, partially offset by increased revenues.

  Net interest expense for the three months ended September 30, 2000 totaled approximately $606,000 compared to approximately $112,000 for the three months ended September 30, 1999, primarily resulting from increased borrowings under the Senior Credit Facility.

  Net income of $1.2 million was realized for the three months ended September 30, 2000 compared to net income of $2.6 million for the three months ended September 30, 1999 for the reasons set forth above.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

  Revenues for the nine months ended September 30, 2000 were $36.4 million compared to $35.2 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, customers served averaged 84,480 compared with 86,123 during the same time period in 1999. Revenues for the nine months ended September 30, 2000 were 3.4% higher than the same period for the prior year where revenue from new product launches, increased advertising and pay revenues more than offset decreases in basic, pay per view and other revenues. Digital revenue for the nine months ended September 30, 2000 was approximately $959,000, including approximately $361,000 for video on demand service. High speed data revenue was approximately $408,000 for the nine months ended September 30, 2000 and advertising and pay revenue increased by approximately $439,000 and $309,000 as compared to the nine months ended September 30, 1999. Analog pay-per-view and other revenues decreased approximately $347,000 and $202,000 during the nine months ended September 30, 2000 as compared to the same period in the prior year.

  Average revenue per customer per month for the nine months ended September 30, 2000 totaled $47.85 compared to $45.41 for the nine months ended September 30, 1999, primarily as a result of the revenue increases noted above. Despite a 1.9% decrease in average customers served, the average monthly revenue per basic customer increased 1.4% primarily as a result of the increase in the rate for classic service in connection with the System's rebuild.

  Programming and other operating costs increased to $14.2 million for the nine months ended September 30, 2000 as compared to $11.9 million for the nine months ended September 30, 1999, an increase of approximately $2.3 million or 19.3%.
An increase of 23.1% in basic programming expenses from $5.4 million for the nine months ended September 30, 1999 to $6.6 million for the same time period in 2000 reflects increased programming rates as discounts previously realized through Insight Ohio's affiliation with MediaOne expired in November 1999. Similarly, pay programming expenses increased 22.6% during the nine months ended September 30, 2000 versus the same period of the prior year, to $3.6 million. Basic and pay programming expenses also increased due to additional channels added in rebuilt areas. The increased basic and pay programming expense accounted for approximately $1.9 million or 82.6% of the total increase in programming and other operating costs.

  Selling, general and administrative expenses decreased to $8.4 million for the nine months ended September 30, 2000 as compared to $8.6 million for the same period in the prior year, a decrease of approximately $200,000.

  Depreciation and amortization expense for the nine months ended September 30, 2000 increased by 52.3% over the nine months ended September 30, 1999 to approximately $7.8 million reflecting additional capital expenditures resulting from upgrades to the System's network.

  Operating income for the nine months ended September 30, 2000 totaled $6.0 million compared to $9.6 million reflecting increased expenses and depreciation, partially offset by increased revenues.

  Net interest expense for the nine months ended September 30, 2000 totaled approximately $1.3 million compared to approximately $38,000 for the nine months ended September 30, 1999, primarily resulting from increased borrowings under the Senior Credit Facility.

  Net income of $4.7 million was realized for the nine months ended September 30, 2000 compared to net income of $9.6 million for the nine months ended September 30, 1999 for the reasons set forth above.

Liquidity and Capital Resources

  The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $27.9 million for the nine months ended September 30, 2000. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures are financed by cash flows from operations, borrowings under the Senior Credit Facility and capital contributions.

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

  Cash provided by operations for the nine months ended September 30, 2000 was $13.3 million compared to $15.1 million for the same period in 1999. The decrease is primarily attributable to an increase in operating expenses during the nine months ended September 30, 2000 as compared to the same period of the prior year.

  Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $27.9 million and $16.1 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

  Cash provided by financing activities for the nine months ended September 30, 2000 was $19.3 million. This was comprised primarily of $19.4 million of capital contributions from Insight and $14.0 million in borrowings under Insight Ohio's senior credit facility. These increases were partially offset by $14.0 million of preferred interest distributions. Cash used in financing activities for the nine months ended September 30, 1999 was $3.4 million consisting primarily of preferred interest distributions, to be used to pay interest on the Senior Notes, partially offset by borrowings under the senior credit facility.

  In addition to cash flow from operations, Insight Ohio has a $25.0 million Senior Credit Facility which was fully borrowed at September 30, 2000.

  Due to the increased rebuild costs, management had determined that amounts available under the Senior Credit Facility and cash flows from operations may not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, Insight has provided a commitment letter to Insight Ohio to fund any operating shortfall through the year 2000. Insight contributed $19.4 million to Insight Ohio through September 30, 2000.

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

   The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Notes applicable to Coaxial as of September 30, 2000 was $33.7 and $34.4 million, respectively. The fair value and carrying value of the Senior Notes applicable to Phoenix as of September 30, 2000 was $103.5 and $105.6 million, respectively.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27.1 - Financial Data Schedule of Coaxial Communications of Central Ohio, Inc.
     27.2 - Financial Data Schedule of Phoenix Associates
     27.3 - Financial Data Schedule of Insight Communications of Central Ohio,
            LLC

(b)  Reports on Form 8-K

     We filed the following report on Form 8-K during the third quarter of the year ending December 31, 2000:

       Current Report on form 8-K filed August 25, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Coaxial Communications of Central Ohio, Inc.
                                             (Registrant)

Dated: November 20, 2000

                              By: /s/ Michael S. Willner
                                  --------------------------------------
                                   Michael S. Willner
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



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

                              Phoenix Associates
                                 (Registrant)

Dated: November 20, 2000

                              By:
                                  --------------------------------------

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Insight Communications of Central Ohio, LLC
                                             (Registrant)

Dated: November 20, 2000

                              By: /s/ Michael S. Willner
                                  --------------------------------------
                                   Michael S. Willner
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                              By: /s/ Kim D. Kelly
                                  --------------------------------------
                                   Kim D. Kelly
                                   Executive Vice President, Chief Financial
                                   and Operating Officer and Treasurer
                                   (Principal Financial and Accounting Officer)