Form 10-K/A
period 2000-12-31
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; PHOENIX ASSOCIATES; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
filed 2001-04-26
CIK 1070241, 724332, 1070242

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     Coaxial, Phoenix and Insight Ohio do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose any of them to market

                                 Coaxial, Inc.

risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Coaxial, Phoenix and Insight Ohio have not entered into forward or future contracts, purchased options or entered into swaps.

     Insight Ohio's senior credit facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. A hypothetical 100 basis points increase in interest rates along the entire interest rate yield curve would increase our projected annual interest expense by approximately $250,000 for the year ending December 31, 2001. The Senior Discount Notes issued by Coaxial LLC and Coaxial Financing Corp. and the Senior Notes issued by Coaxial and Phoenix bears interest at fixed rates.

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

                              Coaxial Communications of Central Ohio, Inc.


Date: April 26, 2001          By:/s/ Michael S. Willner
                                 ---------------------------------
                                 Michael S. Willner, President

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Phoenix Associates
                              By: Phoenix DJM LLC, a general partner


Date: April 26, 2001          By:
                                 -------------------------------------------
                                 Dennis J. McGillicuddy, Sole Member

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Insight Communications of Central Ohio, LLC


Date: April 26, 2001          By:/s/ Michael S. Willner
                                 ---------------------------------
                                 Michael S. Willner, President

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

As a result of this transaction, the Company recorded a gain on the sale of its common equity interest of $171.5 million which is equal to the difference between the value of the shares of Insight Inc. common stock and cash received plus the fair value of a guaranteed security price adjustment ($20.1 million) as compared to the Company's recorded investment in Insight Ohio (net liability of $151.4 million) as of the transaction date. As discussed more fully in Note 2, the accompanying consolidated financial statements include the accounts of Insight Ohio through August 8, 2000.

                 COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business Organization And Purpose (continued)

Insight Ohio is prohibited by the terms of its indebtedness from making distributions to Insight Inc. or any of its subsidiaries. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or the Senior Discount Notes are repaid or significantly modified, the principals of the Coaxial Entities may require Insight Inc. to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of Insight Inc. common stock issued on August 8, 2000. The fair value of the aforementioned guaranteed security price of $32.6 million compared to the market value of the 800,000 shares of Insight Inc. common stock as of the date of acquisition was $7.1 million.

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. Business Organization and Purpose (continued)

The Company is prohibited by the terms of its indebtedness from making distributions to Insight Inc. The Company's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or Senior Discount Notes are repaid or significantly modified, the principals of the Coaxial Entities may require Insight Inc. to purchase their preferred interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of 800,000 shares of Insight Inc.'s common stock issued on August 8, 2000. The fair value of the aforementioned guaranteed security price of $32.6 million compared to the market value of the 800,000 shares of Insight Inc. common stock as of the date of acquisition was $7.1 million.


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