Form 10-Q
period 2001-03-31
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; PHOENIX ASSOCIATES; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
filed 2001-05-15
CIK 1070241, 724332, 1070242

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                  Commission File Numbers:        333-63677-02
                                                  333-63677-01
                                                  333-63677

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. [X] Yes    [__] No

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

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                                 BALANCE SHEETS
                                 (in thousands)


                                                                        March 31,    December 31,
                                                                         2001           2000
                                                                     -----------------------------
                                                                      (unaudited)     (Note 2)

Assets

Investments                                                             $  21,200     $  18,800
Dividends receivable                                                        1,750         5,250
                                                                       -------------------------
   Total current assets                                                    22,950        24,050

Intangible assets, net                                                        826           864
Investment in affiliate                                                   181,547       180,281
                                                                       -------------------------
   Total assets                                                         $ 205,323     $ 205,195
                                                                       =========================

Liabilities and shareholders' equity

Accounts payable and accrued expenses                                   $     430     $   1,291
                                                                       -------------------------
   Total current liabilities                                                  430         1,291

Senior notes                                                               34,435        34,435
                                                                       -------------------------
   Total liabilities                                                       34,865        35,726

Commitments and contingencies

Shareholders' equity:

Common stock; $1 par value; 2,000 shares authorized; 1,080 shares
   issued and outstanding as of March 31, 2001 and December 31, 2000            1             1
Paid-in-capital                                                            11,501        11,501
Retained earnings                                                         155,256       156,667
Accumulated other comprehensive income                                      3,700         1,300
                                                                       -------------------------
   Total shareholders' equity                                             170,458       169,469
                                                                       -------------------------
   Total liabilities and shareholders' equity                           $ 205,323     $ 205,195
                                                                       =========================


                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)



                                               Three months ended March 31,
                                                  2001            2000
                                               ----------------------------

Revenue                                          $    -         $11,535

Operating costs and expenses:
   Selling, general and administrative                -           7,443
   Depreciation and amortization                     38           2,273
                                                ------------------------
         Total operating costs and expenses          38           9,716

Operating (loss) income                             (38)          1,819

Other income (expense):
   Interest income                                    -              18
   Interest expense                                (861)         (1,182)
   Dividend on preferred interests                4,766               -
   Other                                              -              29
                                                ------------------------
        Total other income, net                   3,905           1,135

Net income                                        3,867             684

Unrealized gain on investments                    2,400               -
                                                ------------------------
Total comprehensive income                       $6,267         $   684
                                                ========================



                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                               Three months ended March 31,
                                                                  2001               2000
                                                              -------------------------------
Operating activities:

   Net income                                                    $ 3,867           $   684
   Adjustments to reconcile net income to net cash (used in)
     provided by  operating activities:
     Depreciation and amortization                                    38             2,273
     Dividend on preferred interest                               (4,766)                -
     Changes in operating assets and liabilities:
       Trade accounts receivable                                       -               502
       Prepaid expenses and other current assets                       -                84
       Accounts payable and accrued expenses                        (861)            1,022
       Due from related parties                                        -               192
                                                                 --------------------------
   Net cash (used in) provided by operating activities            (1,722)            4,757
                                                                 --------------------------

Investing activities:

   Purchase of property and equipment                                  -            (6,892)
   Increase in intangible assets                                       -                (3)
                                                                 --------------------------
   Net cash used in investing activities                               -            (6,895)
                                                                 --------------------------

Financing activities:

   Principal payments on capital lease obligations                     -               (24)
   Capital distributions                                          (5,278)           (5,278)
   Capital contributions                                           7,000                 -
   Borrowings under senior credit facility                             -             9,000
                                                                 --------------------------
   Net cash provided by financing activities                       1,722             3,698
                                                                 --------------------------
Net increase in cash and cash equivalents                              -             1,560
Cash and cash equivalents, beginning of period                         -               882
                                                                 --------------------------
Cash and cash equivalents, end of period                         $     -           $ 2,442
                                                                 ==========================

Supplemental disclosures of cash flow information:

Cash paid for interest                                           $ 1,722           $ 1,722



                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Basis of Presentation

Coaxial Communications of Central Ohio, Inc. (the "Company"), an Ohio corporation, through its ownership of preferred interests, has a 30% voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"). Insight Ohio operates a cable television system that provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. Prior to August 8, 2000, Coaxial owned 100% of the voting interest in Insight Ohio and therefore consolidated the financial statements of Insight Ohio for periods prior to such date. In connection with the contribution of the Company's cable system (the "System"), the issuance of the Senior Notes and the issuance of the Senior Discount Notes by the Company's majority shareholder, Coaxial LLC, during 1998 the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of its outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial LLC, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

The Company and Phoenix are co-issuers of the Senior Notes. The ability of the Company and Phoenix to make scheduled payments with respect to the Senior Notes is dependant on the financial and operating performance of Insight Ohio. The required distributions on the Series B preferred equity interest to the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

2. Responsibility for Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In management's opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

3. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), sets forth rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. For the three months ended March 31, 2001, components of other comprehensive income consisted of a net unrealized gain on investments of $2.4 million. For the three months ended March 31, 2000, there were no components of other comprehensive income.

                               PHOENIX ASSOCIATES
                                 BALANCE SHEETS
                                 (in thousands)

                                                                   March 31,         December 31,
                                                                     2001                2000
                                                                -----------------------------------
                                                                  (unaudited)          (Note 2)
Assets
Interest Receivable                                                $     412         $     373
                                                                  -----------------------------
   Total current assets                                                  412               373

Due from related parties                                                 406               406
Notes receivable - related parties                                       550               550
 Deferred financing fees, net of accumulated amortization of
   $1,241 and $1,122 as of March 31, 2001 and December 31,
   2000, respectively                                                  2,560             2,679
                                                                  -----------------------------
   Total assets                                                    $   3,928         $   4,008
                                                                  =============================

Liabilities and partners' deficit
Interest payable                                                   $   1,319         $   3,959
                                                                  -----------------------------
   Total current liabilities                                           1,319             3,959

Notes payable                                                        105,565           105,565
                                                                  -----------------------------
   Total liabilities                                                 106,884           109,524

Commitments and contingencies

Partners' deficit                                                   (102,956)         (105,516)
                                                                  -----------------------------
   Total liabilities and partners' deficit                         $   3,928         $   4,008
                                                                  =============================



                             See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)

                                           Three months ended March 31,
                                               2001            2000
                                          ----------------------------

Expenses:
   Amortization                             $    119         $    119

Interest income (expense):
   Interest income-related parties                39               39
   Interest expense                           (2,639)          (2,639)
                                          ----------------------------
       Total interest expense, net            (2,600)          (2,600)
                                          ----------------------------
Net loss                                    $ (2,719)        $ (2,719)
                                          ============================




                             See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                               Three months ended March 31,
                                                                    2001            2000
                                                               ----------------------------
Operating activities:
     Net loss                                                     $(2,719)       $(2,719)
     Adjustments to reconcile net loss to net cash used in
         operating
         activities:
         Amortization of deferred financing fees                      119            119
         Changes in operating assets and liabilities:
              Interest receivable                                     (39)           (39)
              Interest payable                                     (2,639)        (2,639)
                                                                 -----------------------
     Net cash used in operating activities                         (5,278)        (5,278)
                                                                 -----------------------

Financing activities:
     Capital contributions                                          5,278          5,278
                                                                 -----------------------
     Net cash provided by financing activities                      5,278          5,278
                                                                 -----------------------

Net decrease in cash                                                    -              -
Cash, beginning of period                                               -              -
                                                                 -----------------------
Cash, end of period                                               $     -        $     -
                                                                 =======================

Supplemental disclosure of cash flow information:

Cash paid for interest                                            $ 5,278        $ 5,278



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

Other related entities affiliated with the Company include Coaxial LLC, Coaxial Financing Corp., Coaxial Communications of Central Ohio, Inc. ("Coaxial"), Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc. ("Southern Ohio"), Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. ("Paxton Cable") and Paxton Communications, Inc. ("Paxton Communications").

The Company and Coaxial are co-issuers of the Senior Notes. The ability of the Company and Coaxial to make scheduled payments with respect to the Senior Notes is dependant on the financial and operating performance of Insight Ohio. The required distributions on the Series B preferred equity interest to the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

2. Responsibility for Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could

                               PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Responsibility for Interim Financial Statements (continued)

differ from those estimates. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                                         March 31,           December 31,
                                                                           2001                  2000
                                                                     ------------------------------------
                                                                        (unaudited)            (Note 2)
Assets

Cash and cash equivalents                                             $      1,466          $      1,169
Trade accounts receivable, net of allowance for doubtful accounts of
   $318 and $390 as of March 31, 2001 and December 31, 2000,
   respectively                                                              1,914                 2,782
Launch funds receivable                                                      1,670                 1,936
Prepaid expenses and other assets                                              601                   437
                                                                     ------------------------------------
   Total current assets                                                      5,651                 6,324

Fixed assets, net                                                           77,505                76,587
Intangible assets, net                                                         315                   448
                                                                     ------------------------------------
   Total assets                                                       $     83,471          $     83,359
                                                                     ====================================

Liabilities and members' deficit

Accounts payable                                                      $      1,346          $      5,679
Accrued expenses and other liabilities                                       1,427                 1,364
Accrued property taxes                                                         229                    19
Accrued programming costs                                                    3,612                 3,014
Deferred revenue                                                               489                   545
Interest payable                                                               351                   786
Preferred interest distribution payable                                      1,750                 5,250
Due to affiliates                                                            2,405                 1,502
                                                                     ------------------------------------
   Total current liabilities                                                11,609                18,159

Deferred revenue                                                             1,871                 2,005
Preferred interests                                                        181,547               180,281
Debt                                                                        25,000                25,000
                                                                     ------------------------------------
   Total liabilities and preferred interests                               220,027               225,445

Members' deficit                                                          (136,556)             (142,086)
                                                                     ------------------------------------
   Total liabilities and members' deficit                             $     83,471          $     83,359
                                                                     ====================================


                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)



                                              Three months ended March 31,
                                                 2001            2000
                                              ----------------------------

Revenue                                         $13,111         $11,535

Operating costs and expenses:
   Programming and other operating costs          5,091           4,912
   Selling, general and administrative            2,527           2,179
   Management fees                                  396             352
   Depreciation and amortization                  2,720           2,234
                                               ------------------------
Total operating costs and expenses               10,734           9,677

Operating income                                  2,377           1,858

Other income (expense):
   Interest expense                                (502)           (321)
   Interest income                                   15              18
   Other                                             24              29
                                               ------------------------
        Total other expense, net                   (463)           (274)

Net income                                        1,914           1,584
Accrual of preferred interests                   (4,766)         (4,627)
                                               ------------------------
Loss attributable to common interests           $(2,852)        $(3,043)
                                               ========================

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                                   Three months ended March 31,
                                                                     2001                2000
                                                                   ----------------------------
Operating activities:
   Net income                                                       $ 1,914           $ 1,584
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    2,720             2,234
     Provision for losses on trade accounts receivable                  306               116
     Changes in operating assets and liabilities:
       Trade accounts receivable                                        562               386
       Launch funds receivable                                          266                 -
       Prepaid expenses and other assets                               (164)               84
       Accounts payable                                              (4,333)            1,883
       Accrued expenses and other liabilities                         1,149               192
                                                                   ---------------------------
   Net cash provided by operating activities                          2,420             6,479
                                                                   ---------------------------

Investing activities:
   Purchase of property and equipment                                (3,505)           (6,916)
   Purchase of intangible assets                                          -                (3)
                                                                   ---------------------------
   Net cash used in investing activities                             (3,505)           (6,919)
                                                                   ---------------------------

Financing activities:
   Capital contributions                                              8,382                 -
   Preferred interest distribution                                   (7,000)           (7,000)
   Borrowings under senior credit facility                                -             9,000
                                                                   ---------------------------
   Net cash provided by financing activities                          1,382             2,000
                                                                   ---------------------------

Net increase in cash and cash equivalents                               297             1,560
Cash and cash equivalents, beginning of period                        1,169               882
                                                                   ---------------------------
Cash and cash equivalents, end of period                            $ 1,466           $ 2,442
                                                                   ===========================

Supplemental disclosures of cash flow information:
Cash paid for interest                                              $   937           $   154



                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. Organization

Insight Communications of Central Ohio, LLC (the "Company") provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas.

2. Responsibility for Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. Cable System Transactions

On January 5, 2001, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight LP and an indirect subsidiary of AT&T Broadband, LLC, completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Subsidiaries") for the acquisition of additional cable television systems valued at approximately $2.2 billion, including the common equity of the Company (the "AT&T Transactions"). As a result of the AT&T Transactions, Insight Midwest acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including the approximately 84,200 customers served by the Company and including systems which Insight LP purchased from the AT&T Subsidiaries. At the same time, Insight Midwest acquired from the AT&T Subsidiaries systems serving approximately 250,000 customers.

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4. Commitments and Contingencies

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

Forward-Looking Statements

This report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "System"). All statements other than statements of historical fact included in this report regarding Coaxial Communications of Central Ohio, Inc. ("Coaxial"), Phoenix Associates ("Phoenix") and Insight Ohio or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Coaxial, Phoenix and Insight Ohio, and reflect future business decisions which are subject to change. Although Coaxial, Phoenix, and Insight Ohio believe that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

     o the ability of Coaxial and Phoenix to make scheduled payments with respect to the Senior Notes (as defined below) which is dependent upon the financial and operating performance of the System;

     o the fact that a substantial portion of the System's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Series B Preferred Interest, thereby reducing the funds available to the System for its operations and future business opportunities;

     o the fact that Coaxial and Phoenix have no significant assets other than Coaxial's ownership of the Series B Preferred Interest in Insight Ohio; and

     o the fact that the indenture governing the terms of the Senior Notes imposes restrictions on Coaxial, Phoenix and Insight Ohio and the Senior Credit Facility of the System imposes restrictions on Insight Ohio.

Coaxial, Phoenix and Insight Ohio do not intend to update these forward-looking statements.

Coaxial and Phoenix do not conduct any business and are dependent upon the cash flow of the System to meet their obligations under the Senior Notes. Insight Communications Company, LP ("Insight LP") serves as the manager of the System.

The following discussion relates to the operations of the System for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The financial statements of Insight Ohio are included in the consolidated financial statements of Coaxial through August 8, 2000. Therefore, the historical operating results of Coaxial reflect the actual results of the System through August 8, 2000 in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Notes discussed above. These activities resulted in related financing and interest costs. The historical results of Coaxial appear elsewhere in this report under the heading "Coaxial Communications of Central Ohio, Inc."

Overview

The System relies on Insight LP, for all of its strategic, managerial, financial and operational oversight and advice. Insight also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility and the Senior Notes, Insight LP is entitled to receive management fees of 3.0% of gross operating revenues of the System. Such management fee is payable only after distributions have been made in respect of the Preferred Interests and only to the extent that such payment would be permitted by an exception to the restricted payments covenants of the Senior Notes as well as Insight Ohio's Senior Credit Facility. Such management fee is included in selling, general and administrative expenses.

Recent Developments

On January 5, 2001, Insight Midwest completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Subsidiaries") for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the "AT&T Transactions"), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP. The AT&T Transactions were financed through a credit facility established on January 5, 2001, the Midwest Holdings Credit Facility. As a result of the AT&T Transactions, Insight Midwest acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including approximately 84,200 customers served by the System and including systems which Insight LP purchased from the AT&T Subsidiaries. At the same time, Insight Midwest acquired from the AT&T Subsidiaries systems serving approximately 250,000 customers.

Although the financial results of Insight Ohio are consolidated into Insight Midwest as a result of the AT&T Transactions, as noted above, for financing purposes, Insight Ohio is an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place.

Results of Operations

Substantially all of the Systems revenues were earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from commissions for products sold through home shopping networks.

The following table is derived for the periods presented from the System's financial statements that are included in this report and sets forth certain statement of operations data for the System.

                                               Three Months Ended March 31,
                                                    2001            2000
                                           ------------------------------------
                                                        (in thousands)
Revenue                                          $  13,111       $ 11,535
Operating costs and expenses:
     Programming and other operating costs           5,091          4,912
     Selling, general and administrative             2,527          2,179
     Management fees                                   396            352
     Depreciation and amortization                   2,720          2,234
                                           ------------------------------------
Total operating costs and expenses                  10,734          9,677
                                           ------------------------------------
Operating income                                     2,377          1,858
Interest expense                                       502            321
Net income                                           1,914          1,584
Net cash provided by operating activities            2,420          6,479
Net cash used in investing activities                3,505          6,919
Net cash provided by financing activities            1,382          2,000

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

Revenues for the three months ended March 31, 2001 increased $1.6 million or 13.7% to $13.1 million compared with $11.5 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, customers served averaged 85,674 compared with 84,253 during the three months ended March 31, 2000. The increase in revenues is primarily attributable to revenues generated from new product launches, specifically digital services and high speed data services. Partially offsetting these increases was a decrease in pay-per-view revenues.

As of March 31, 2001, there were approximately 17,900 digital customers representing a 28.7% penetration (digital customers as a percentage of total customers with access to digital service). Digital revenue for the three months ended March 31, 2001 was approximately $897,000, (including approximately $329,000 for video on demand service) compared to $116,000 for the three months ended March 31, 2000. High-speed data services were launched during the three months ended June 30, 2000. As of March 31, 2001, there were approximately 7,500 cable modem customers, a penetration of 5.2% (modem customers as a percentage of homes passed with access to high-speed data services). Revenues from high-speed data services were approximately $725,000 for the three months ended March 31, 2001. The service had not been launched as of March 31, 2000.

Average monthly revenue per customer for the three months ended March 31, 2001 was $51.01 compared to $45.64 for the three months ended March 31, 2000. The combined average monthly revenue per basic customer for digital and high-speed data services totaled $6.31 for the three months ended March 31, 2001 versus $.46 for the three months ended March 31, 2000.

Programming and other operating costs increased $179,000 or 3.6% to $5.1 million for the three months ended March 31, 2001 as compared to $4.9 million for the three months ended March 31, 2000. The increase was primarily attributable to increased programming rates associated with the digital services.

Selling, general and administrative expenses increased $348,000 or 16.0% to $2.5 million for the three months ended March 31, 2001 as compared to $2.2 million for the three months ended March 31, 2000. The increase was primarily attributable to increased payroll and administrative costs associated with advertising.

Depreciation and amortization expense for the three months ended March 31, 2001 increased $486,000 or 21.8% to $2.7 million as compared to $2.2 million for the three months ended March 31, 2000. This increase was primarily attributable to increased capital expenditures associated with the rebuild over past quarters.

Interest expense for the three months ended March 31, 2001 increased $181,000 or 56.4% to $502,000 as compared to $321,000 for the three months ended March 31, 2000. This increase was primarily attributable to increased borrowings under the Senior Credit Facility. The outstanding borrowings increased to $25.0 million as of March 31, 2001 compared to $11.0 million as of March 31, 2000.

Liquidity and Capital Resources

The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $3.5 million for the three months ended March 31, 2001. These expenditures were primarily for the rebuild of cable plant and for serving new homes. Capital expenditures were financed by cash flows from operations and capital contributions.

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

Capital expenditures are expected to approximate $23.1 million during the year ending