Form 10-Q/A
period 2001-03-31
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; PHOENIX ASSOCIATES; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC
filed 2001-06-13
CIK 1070241, 724332, 1070242

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-Q/A-1

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

                                 (917) 286-2300
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   X  Yes     No
                                                ---     ---

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

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K as amended for the year ended December 31, 2000.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                            BALANCE SHEETS - RESTATED
                                 (in thousands)



                                                                                       March 31,        December 31,
                                                                                         2001               2000
                                                                                    --------------------------------------
                                                                                      (unaudited)         (Note 3)
Assets

Investments                                                                            $     21,200    $     18,800
Dividends receivable                                                                          1,750           5,250
                                                                                    --------------------------------------
   Total current assets                                                                      22,950          24,050

Intangible assets, net                                                                        3,386           3,543
Investment in affiliate                                                                     181,547         180,281
                                                                                    --------------------------------------
   Total assets                                                                        $    207,883    $    207,874
                                                                                    ======================================

Liabilities and shareholders' equity

Accounts payable and accrued expenses                                                  $      1,750    $      5,250
                                                                                    --------------------------------------
   Total current liabilities                                                                  1,750           5,250

Senior notes                                                                                140,000         140,000
                                                                                    --------------------------------------
   Total liabilities                                                                        141,750         145,250

Commitments and contingencies

Shareholders' equity:
Common stock; $1 par value; 2,000 shares authorized; 1,080 shares issued and
   outstanding as of March 31, 2001 and December 31, 2000                                         1               1
Paid-in-capital                                                                              11,501          11,501
In-substance distribution of proceeds related to senior notes to be
   paid by Phoenix Associates                                                               (75,541)        (80,819)
Retained earnings                                                                           126,472         130,641
Accumulated other comprehensive income                                                        3,700           1,300
                                                                                    --------------------------------------
   Total shareholders' equity                                                                66,133          62,624
                                                                                    --------------------------------------
   Total liabilities and shareholders' equity                                          $    207,883    $    207,874
                                                                                    ======================================

                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED
                                  (unaudited)
                                 (in thousands)


                                                                                       Three months ended March 31,

                                                                                        2001                  2000
                                                                                --------------------------------------------
Revenue                                                                            $          -         $      11,535

Operating costs and expenses:
   Selling, general and administrative                                                        -                 7,443
   Depreciation and amortization                                                            157                 2,392
                                                                                --------------------------------------------
         Total operating costs and expenses                                                 157                 9,835

Operating (loss) income                                                                    (157)                1,700

Other income (expense):
   Interest income                                                                            -                    18
   Interest expense                                                                      (3,500)               (3,821)
   Dividend on preferred interests                                                        4,766                     -
   Other                                                                                      -                    29
                                                                                --------------------------------------------
        Total other income (expense), net                                                 1,266                (3,774)

Net income (loss)                                                                         1,109                (2,074)

Unrealized gain on investments                                                            2,400                     -
                                                                                --------------------------------------------
Total comprehensive income (loss)                                                  $      3,509         $      (2,074)
                                                                                ============================================

                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
                                  (unaudited)
                                 (in thousands)


                                                                                       Three months ended March 31,

                                                                                        2001                  2000
                                                                                --------------------------------------------
Operating activities:
   Net income (loss)                                                               $     1,109           $    (2,074)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                         157                 2,392
     Interest expense paid by affiliate                                                  2,639                 2,639
     Dividend on preferred interest                                                     (4,766)                   --
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                            --                   502
       Prepaid expenses and other current assets                                             -                    84
       Accounts payable and accrued expenses                                              (861)                1,022
       Due from related parties                                                             --                   192
                                                                                --------------------------------------------
   Net cash provided by (used in) operating activities                                  (1,722)                4,757
                                                                                --------------------------------------------

Investing activities:

   Purchase of property and equipment                                                       --                (6,892)
   Increase in intangible assets                                                            --                    (3)
                                                                                --------------------------------------------
   Net cash used in investing activities                                                    --                (6,895)
                                                                                --------------------------------------------

Financing activities:

   Principal payments on capital lease obligations                                           -                   (24)
   Capital distributions                                                                (5,278)               (5,278)
   Proceeds from dividend on preferred interests                                         7,000                    --
   Borrowings under senior credit facility                                                  --                 9,000
                                                                                --------------------------------------------
   Net cash provided by financing activities                                             1,722                 3,698
                                                                                --------------------------------------------

Net increase in cash and cash equivalents                                                   --                 1,560
Cash and cash equivalents, beginning of period                                              --                   882
                                                                                --------------------------------------------
Cash and cash equivalents, end of period                                           $        --           $     2,442
                                                                                ============================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                             $     1,722           $     1,722

Supplemental disclosure of significant non-cash financing activities:
In-substance contribution related to senior notes                                  $     5,278           $     5,278



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

2. Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Notes, deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $2.6 million and $2.7 million, to increase total liabilities by $106.9 million and $109.5 million and to decrease equity by $104.3 million and $106.8 million, representing the net in-substance distribution related to the Senior Notes which were received by Phoenix, as of March 31, 2001 and December 31, 2000, respectively. Additionally, this restatement decreased net income by $2.8 million and $2.8 million for the three months ended March 31, 2001 and 2000, respectively.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. Responsibility for Interim Financial Statements

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

In management's opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

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

4. Comprehensive Income

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

                               PHOENIX ASSOCIATES
                           BALANCE SHEETS - RESTATED
                                 (in thousands)

                                                                                      March 31,           December 31,
                                                                                         2001                 2000
                                                                                 ------------------------------------------
                                                                                     (unaudited)            (Note 3)
Assets

Interest Receivable                                                                 $        412         $        373
                                                                                 ------------------------------------------
   Total current assets                                                                      412                  373

Due from related parties                                                                     406                  406
Notes receivable - related parties                                                           550                  550
 Deferred financing costs, net                                                             3,386                3,543
                                                                                 ------------------------------------------
   Total assets                                                                     $      4,754         $      4,872
                                                                                 ==========================================

Liabilities and partners' deficit

Interest payable                                                                    $      1,750         $      5,250
                                                                                 ------------------------------------------
   Total current liabilities                                                               1,750                5,250

Notes payable                                                                            140,000              140,000
                                                                                 ------------------------------------------
   Total liabilities                                                                     141,750              145,250

Commitments and contingencies

Partners' deficit:
In-substance distribution of proceeds related to senior notes to be paid by
   Coaxial Communications of Central Ohio, Inc.                                          (24,599)             (26,321)
Partners' accumulated deficit                                                           (112,397)            (114,057)
                                                                                 ------------------------------------------
   Total partners' deficit                                                              (136,996)            (140,378)
                                                                                 ------------------------------------------
   Total liabilities and partners' deficit                                          $      4,754         $      4,872
                                                                                 ==========================================

                             See accompanying notes

                               PHOENIX ASSOCIATES
                      STATEMENTS OF OPERATIONS - RESTATED
                                  (unaudited)
                                 (in thousands)

                                                     Three months ended March 31,

                                                      2001                  2000
                                              --------------------------------------------
Expenses:
   Amortization                                 $         (157)        $         (157)

Interest income (expense):
   Interest income-related parties                          39                     39
   Interest expense                                     (3,500)                (3,500)
                                              --------------------------------------------
       Total interest expense, net                      (3,461)                (3,461)

                                              --------------------------------------------
Net loss                                        $       (3,618)        $       (3,618)
                                              ============================================

                             See accompanying notes

                               PHOENIX ASSOCIATES
                      STATEMENTS OF CASH FLOWS - RESTATED
                                  (unaudited)
                                 (in thousands)


                                                                                             Three months ended March 31,

                                                                                              2001                  2000
                                                                                      -------------------------------------------
Operating activities:

     Net loss                                                                           $       (3,618)       $      (3,618)
      Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of deferred financing fees                                                     157                  157
       Interest expense paid by affiliate                                                          861                  861
       Changes in operating assets and liabilities:
         Interest receivable                                                                       (39)                 (39)
         Interest payable                                                                       (2,639)              (2,639)
                                                                                      -------------------------------------------
     Net cash used in operating activities                                                      (5,278)              (5,278)
                                                                                      -------------------------------------------

Financing activities:

     Capital contributions                                                                       5,278                5,278
                                                                                      -------------------------------------------
     Net cash provided by financing activities                                                   5,278                5,278
                                                                                      -------------------------------------------

Net decrease in cash                                                                                --                   --
Cash, beginning of period                                                                           --                   --
                                                                                      -------------------------------------------
Cash, end of period                                                                     $           --        $          --
                                                                                      ===========================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                  $        5,278        $       5,278

Supplemental disclosure of significant non-cash financing activities:
In-substance contribution related to senior notes                                       $        1,722        $       1,722



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

The Company and Coaxial are co-issuers of the Senior Notes. The ability of the Company and Coaxial to make scheduled payments with respect to the Senior Notes is dependant on the financial and operating performance of Insight Ohio. The required distributions on the Series B preferred equity interest to Coaxial and ultimately the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

2. Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Notes, deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $826,000 and $864,000, to increase total liabilities by $34.9 million and $35.7 million and to decrease equity by $34.0 million and $34.9 million, representing the net in-substance distribution related to the Senior Notes received by Coaxial, as of March 31, 2001 and December 31, 2000, respectively. Additionally, this restatement increased the net loss by $899,000 and $899,000 for the three months ended March 31, 2001 and 2000, respectively.

                               PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. Responsibility for Interim Financial Statements

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

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

Certain 2000 amounts have been reclassified to conform to the 2001 presentation

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                                                           March 31,           December 31,
                                                                                             2001                  2000
                                                                                     --------------------------------------------
                                                                                          (unaudited)            (Note 2)
Assets

Cash and cash equivalents                                                               $      1,466          $      1,169
Trade accounts receivable, net of allowance for doubtful accounts of $318 and $390 as of March 31, 2001 and December 31, 2000, respectively
                                                                                               1,914                 2,782
Launch funds receivable                                                                        1,670                 1,936
Prepaid expenses and other assets                                                                601                   437
                                                                                     --------------------------------------------
   Total current assets                                                                        5,651                 6,324

Fixed assets, net                                                                             77,505                76,587
Intangible assets, net                                                                           315                   448
                                                                                     --------------------------------------------
   Total assets                                                                         $     83,471          $     83,359
                                                                                     ============================================

Liabilities and members' deficit

Accounts payable                                                                        $      1,346          $      5,679
Accrued expenses and other liabilities                                                         1,427                 1,364
Accrued property taxes                                                                           229                    19
Accrued programming costs                                                                      3,612                 3,014
Deferred revenue                                                                                 489                   545
Interest payable                                                                                 351                   786
Preferred interest distribution payable                                                        1,750                 5,250
Due to affiliates                                                                              2,405                 1,502
                                                                                     --------------------------------------------
   Total current liabilities                                                                  11,609                18,159

Deferred revenue                                                                               1,871                 2,005
Preferred interests                                                                          181,547               180,281
Debt                                                                                          25,000                25,000
                                                                                     --------------------------------------------
   Total liabilities and preferred interests                                                 220,027               225,445

Commitments and contingencies

Members' deficit                                                                            (136,556)             (142,086)
                                                                                     --------------------------------------------
   Total liabilities and members' deficit                                               $     83,471          $     83,359
                                                                                     ============================================

                             See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)

                                                                                            Three months ended March 31,

                                                                                             2001                  2000
                                                                                     --------------------------------------------
Revenue                                                                                $      13,111         $      11,535

Operating costs and expenses:
   Programming and other operating costs                                                       5,091                 4,912
   Selling, general and administrative                                                         2,527                 2,179
   Management fees                                                                               396                   352
   Depreciation and amortization                                                               2,720                 2,234
                                                                                     --------------------------------------------
Total operating costs and expenses                                                            10,734                 9,677

Operating income                                                                               2,377                 1,858

Other income (expense):
   Interest expense                                                                             (502)                 (321)
   Interest income                                                                                15                    18
   Other                                                                                          24                    29
                                                                                     --------------------------------------------
        Total other expense, net                                                                (463)                 (274)

Net income                                                                                     1,914                 1,584
Accrual of preferred interests                                                                (4,766)               (4,627)
                                                                                     --------------------------------------------
Net loss attributable to common interests                                                  $      (2,852)        $      (3,043)
                                                                                     ============================================

                             See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                            Three months ended March 31,

                                                                                             2001                  2000
                                                                                     --------------------------------------------
Operating activities:

   Net income                                                                           $     1,914           $     1,584
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            2,720                 2,234
     Provision for losses on trade accounts receivable                                          306                   116
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                                562                   386
       Launch funds receivable                                                                  266                     -
       Prepaid expenses and other assets                                                       (164)                   84
       Accounts payable                                                                      (4,333)                1,883
       Accrued expenses and other liabilities                                                 1,149                   192
                                                                                     --------------------------------------------
   Net cash provided by operating activities                                                  2,420                 6,479
                                                                                     --------------------------------------------

Investing activities:
   Purchase of property and equipment                                                        (3,505)               (6,916)
   Purchase of intangible assets                                                                  -                    (3)
                                                                                     --------------------------------------------
   Net cash used in investing activities                                                     (3,505)               (6,919)
                                                                                     --------------------------------------------

Financing activities:
   Capital contributions                                                                      8,382                     -
   Preferred interest distribution                                                           (7,000)               (7,000)
   Borrowings under senior credit facility                                                        -                 9,000
                                                                                     --------------------------------------------
   Net cash provided by financing activities                                                  1,382                 2,000
                                                                                     --------------------------------------------

Net increase in cash and cash equivalents                                                       297                 1,560
Cash and cash equivalents, beginning of period                                                1,169                   882
                                                                                     --------------------------------------------
Cash and cash equivalents, end of period                                                $     1,466           $     2,442
                                                                                     ============================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                                  $       937            $      154


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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. Cable System Transactions

On January 5, 2001, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight LP and an indirect subsidiary of AT&T Broadband, LLC, completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Subsidiaries") for the acquisition of additional cable television systems valued at approximately $2.2 billion, including the common equity of the Company (the "AT&T Transactions"). As a result of the AT&T Transactions, Insight Midwest acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including the approximately 85,400 customers served by the Company and including systems which Insight LP purchased from the AT&T Subsidiaries. At the same time, Insight Midwest acquired from the AT&T Subsidiaries systems serving approximately 250,000 customers.

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

Forward-Looking Statements

This report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "System"). All statements other than statements of historical fact included in this report regarding Coaxial Communications of Central Ohio, Inc. ("Coaxial"), Phoenix Associates ("Phoenix") and Insight Ohio or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Coaxial, Phoenix and Insight Ohio, and reflect future business decisions which are subject to change. Although the management of Coaxial, Phoenix and Insight Ohio believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

     . the ability of Coaxial and Phoenix to make scheduled payments with respect to the Senior Notes (as defined below) which is dependent upon the financial and operating performance of the System;

     . the fact that a substantial portion of the System's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Series B Preferred Interest, thereby reducing the funds available to the System for its operations and future business opportunities;

     . the fact that Coaxial and Phoenix have no significant assets other than Coaxial's ownership of the Series B Preferred Interest in Insight Ohio; and

     . the fact that the indenture governing the terms of the Senior Notes imposes restrictions on Coaxial, Phoenix and Insight Ohio and the Senior Credit Facility of the System imposes restrictions on Insight Ohio.

Management of Coaxial, Phoenix and Insight Ohio does not intend to update these forward-looking statements.

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

Recent Developments

On January 5, 2001, Insight Midwest, L.P., a partnership 50% owned by Insight LP and 50% by an indirect subsidiary of AT&T Broadband, LLC, which is a subsidiary of AT&T Corp., through a series of transactions acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including the approximately 85,400 customers served by Insight Ohio and including systems which Insight LP purchased from the AT&T cable subsidiaries. At the same time, Insight Midwest acquired from the AT&T cable subsidiaries systems serving approximately 250,000 customers. Insight Ohio is an unrestricted subsidiary under the indentures governing Insight LP's and Insight Midwest's senior notes and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Midwest remains equally owned by Insight LP and AT&T Broadband, and Insight LP continues to serve as the general partner and manages and operates the Insight Midwest systems, including Insight Ohio.

Although the financial results of Insight Ohio are consolidated into Insight Midwest as a result of the AT&T transactions, as noted above, for financing purposes, Insight Ohio is an unrestricted subsidiary under the indentures of Insight Midwest. Insight Ohio's conditional guarantee of the Senior Notes remains in place.

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


                                                                             Three Months Ended March 31,

                                                                              2001                  2000
                                                                     -------------------------------------------
                                                                                   (in thousands)

Revenue                                                                 $     13,111         $      11,535
Operating costs and expenses:
     Programming and other operating costs                                     5,091                 4,912
     Selling, general and administrative                                       2,527                 2,179
     Management fees                                                             396                   352
     Depreciation and amortization                                             2,720                 2,234
                                                                     -------------------------------------------
Total operating costs and expenses                                            10,734                 9,677
                                                                     -------------------------------------------
Operating income                                                               2,377                 1,858
Interest expense                                                                 502                   321
Net income                                                                     1,914                 1,584
Net cash provided by operating activities                                      2,420                 6,479
Net cash used in investing activities                                          3,505                 6,919
Net cash provided by financing activities                                      1,382                 2,000



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

As of March 31, 2001, there were approximately 17,900 digital customers representing a 28.7% penetration (digital customers as a percentage of total customers with access to digital service). Digital revenue for the three months ended March 31, 2001 was approximately $897,000, (including approximately $329,000 for video on demand service) compared to $116,000 for the three months ended March 31, 2000. High-speed data services were launched during the three months ended June 30, 2000. As of March 31, 2001, there were approximately 7,500 cable modem customers, a penetration of 5.2% (modem customers as a percentage of homes passed with access to high-speed data services). Revenues from high-speed data services were approximately $725,000 for the three months ended March 31, 2001. The service had not been launched as of March 31, 2000. Revenues by service offering were as follows for the three months ended March 31, (in thousands):

                         2001                         2000
                      Revenues by                   Revenues by
                       Service       % of Total      Service      % of Total
                       Offering       Revenues      Offering       Revenues
                     ------------- -------------- -------------- --------------
Basic                  $   7,133          54%       $   6,730           58%
Premium                    1,729          13%           1,673           15%
Pay-per-view                 292           2%             429            4%
Digital                      897           7%             116            1%
Advertising sales            923           7%           1,080            9%
Data services                725           6%               -            0%
Other                      1,412          11%           1,507           13%
                     ------------- -------------- -------------- --------------

Total                  $  13,111         100%       $  11,535          100%
                     =============                ==============

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

Capital expenditures are expected to approximate $23.1 million during the year ending December 31, 2001 to support not only ongoing plant extensions, new customer additions and capital replacement, but also to fund the plant upgrade to 870 MHz and to activate plant for 2-way transmission, which is necessary to facilitate the deployment of interactive services.

Cash provided by operations for the three months ended March 31, 2001 and 2000 was $2.4 million and $6.5 million, respectively. The decrease was primarily attributable to the timing of payments against accounts payable balances.

Cash used in investing activities for the three months ended March 31, 2001 and 2000 was $3.5 million and $6.9 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

Cash provided by financing activities for the three months ended March 31, 2001 was $1.4 million. This was comprised primarily of capital contributions of $8.4 million, less distributions on preferred interests of $7.0 million. Cash provided by financing activities for the three months ended March 31, 2000 was $2.0 million consisting primarily of borrowings under the Senior Credit Facility of $9.0 million, less distributions on preferred interests of $7.0 million. The $25.0 million Senior Credit Facility was fully borrowed as of March 31, 2001.

Due to the increased rebuild costs, management had determined that amounts available under the Senior Credit Facility and cash flows from operations may not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, Insight Midwest has committed to provide capital contributions to fund cash requirements through the year ending December 31, 2001. Insight Midwest contributed $8.4 million to Insight Ohio during the three months ended March 31, 2001.

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

Insight Ohio's senior credit facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our projected annual interest expense by approximately $250,000 for the year ending December 31, 2001. The Senior Notes issued by Coaxial and Phoenix bears interest at fixed rates.

The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Notes as of March 31, 2001 was $139.0 million and $140.0 million, respectively.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

        None

(b) Reports on Form 8-K:

We filed the following reports on Form 8-K during the three months ended March 31, 2001:

                                  Date Report
     Date of Report             Filed with SEC                          Items Reported
-------------------------    ----------------------    --------------------------------------------------

January 5, 2001              January 22, 2001          Item 2 - Acquisition or Disposition of Assets
                                                       Item 7 - Financial Statements, Pro Forma Financial
                                                                Information and Exhibits


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Coaxial Communications of Central Ohio, Inc.
                                   (Registrant)

Dated: June 13, 2001

                                   By: /s/ Michael S. Willner
                                   --------------------------
                                   Michael S. Willner
                                   President and Chief Executive Officer
                                   Insight Communications Company, Inc.
                                   (Principal Executive Officer)

                                   By: /s/ Kim D. Kelly
                                   --------------------
                                   Kim D. Kelly
                                   Executive Vice President, Chief Financial
                                   and Operating Officer
                                   Insight Communications Company, Inc.
                                   (Principal Financial and Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Phoenix Associates
                                  (Registrant)

Dated: June 13, 2001

                                         By: /s/ Michael S. Willner
                                         --------------------------
                                         Michael S. Willner
                                         President and Chief Executive Officer
                                         Insight Communications Company, Inc.
                                         (Principal Executive Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Insight Communications of Central Ohio, LLC
                                    (Registrant)

Dated: June 13, 2001

                                    By: /s/ Michael S. Willner
                                    --------------------------
                                    Michael S. Willner
                                    President and Chief Executive Officer
                                    Insight Communications Company, Inc.
                                    (Principal Executive Officer)

                                    By: /s/ Kim D. Kelly
                                    --------------------
                                    Kim D. Kelly
                                    Executive Vice President, Chief Financial
                                    and Operating Officer
                                    Insight Communications Company, Inc.
                                    (Principal Financial and Accounting Officer)