Form 10-K
period 2001-12-31
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; PHOENIX ASSOCIATES
filed 2002-03-28
CIK 1070241, 1070242, 724332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No_____
                                             -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable

         State the aggregate market value of the common equity held by non-affiliates of the registrants: Not Applicable

         Indicate the number of shares outstanding of the registrants' common stock: Not Applicable

                           Forward-Looking Statements

         This annual report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of the System (as defined below). All statements other than statements of historical fact included in this annual report regarding Coaxial Communications of Central Ohio, Inc. ("Coaxial"), Phoenix Associates ("Phoenix") and Insight Communications of Central Ohio, LLC ("Insight Ohio") or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Coaxial, Phoenix and Insight Ohio, and reflect future business decisions which are subject to change. Although Coaxial, Phoenix and Insight Ohio believe that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

..    the ability of Coaxial and Phoenix to make scheduled payments with respect to the Senior Notes (as defined below) will depend on the financial and operating performance of Insight Ohio;

..    a substantial portion of Insight Ohio's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness and the required distributions with respect to its Series A Preferred Interest and its Series B Preferred Interest, thereby reducing the funds available to Insight Ohio for its operations and future business opportunities;

..    Coaxial and Phoenix have no significant assets other than Coaxial's ownership of common membership interests, Series A Preferred Interests and Series B Preferred Interests in Insight Ohio; and

..    the indenture governing the terms of the Senior Notes imposes restrictions on Coaxial, Phoenix and Insight Ohio and the Senior Credit Facility of Insight Ohio imposes restrictions on Insight Ohio.

Coaxial, Phoenix and Insight Ohio do not intend to update these forward-looking statements.

                                     PART I

Item 1.  Business

         In this report, we rely on and refer to information and statistics regarding the cable television industry and our market share in the sectors in which we compete. We obtained this information and statistics from various third-party sources, discussions with our customers and our own internal estimates. We believe that these sources and estimates are reliable, but we have not independently verified them and cannot guarantee their accuracy or completeness.

Overview

         Insight Ohio owns and operates a cable television system in the Columbus, Ohio metropolitan area (the "System"). As of December 31, 2001, the System passed approximately 191,000 homes and served approximately 86,100 basic customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the System's customers are served from a single headend allowing for efficient capital deployment for new services. A headend processes signals received for distribution to customers over our network. Insight Communications Company, Inc. ("Insight"), through its wholly-owned subsidiary Insight Communications Company, L.P., serves as the manager of the System.

The System

         The System is located in the eastern portion of the City of Columbus and the surrounding suburban communities. The City of Columbus is the 34th largest designated market area ("DMA") in the United States, is the capital of Ohio and is the home of The Ohio State University. Besides the state government and university, the Columbus economy is well diversified with a significant presence of prominent companies such as The Limited, Merck, Wendy's, Nationwide Insurance, Quest Communications and Worthington Industries. The area's strong economy provides for a well-paid employment base with a current unemployment rate of 3.1%. The median household income of the System's service area is approximately $47,800 per year, while the median family income is approximately $57,000 per year. As of December 31, 2001, the System passed approximately 191,000 homes and served approximately 86,100 basic customers from a single headend.

         The System enjoys a high level of population growth in the suburban communities east of Columbus. Since December 31, 1996, approximately 29,900 homes passed have been added to the System through new plant extensions, primarily in new housing developments. This represents a 3.5% compound annual growth rate of homes passed for the System for the five years ended December 31, 2001, as compared to the industry average of 1.0% for the same period.

         Portions of the System operate in a competitive environment. Customers in those areas have access to two wired cable television providers -- Insight Ohio and WideOpenWest which acquired the assets of Ameritech in December 2001. The System also competes with direct broadcast satellite television systems ("DBS") and multipoint multichannel distribution systems ("MMDS"). The areas of the System served by both Insight Ohio and WideOpenWest pass approximately 130,000 homes, representing 68.1% of the System's total homes passed. In this competitive environment, the System's basic customers decreased from approximately 86,000 at the end of 1995, prior to Ameritech's entry into the marketplace, to approximately 84,200 as of December 31, 1999 but has steadily increased to approximately 86,100 as of December 31, 2001.

         As of December 31, 2001, the System had 2,750 miles of plant, including 1,713 miles of 870 MegaHertz (MHz) capacity, or "bandwidth," plant and 1,037 miles of 450 MHz. Insight Ohio estimates that approximately 83% of its customers are served by its upgraded network which enables delivery of an advanced suite of entertainment, information and communications services, including interactive digital video, high-speed data access and telephone services. Insight Ohio is continuing to upgrade the technical capability of the System by increasing its bandwidth to 870 MHz and activating its reverse plant. Insight Ohio plans to enhance the technical platform of the System by continuing to upgrade the plant passing approximately 86% of the homes in the System by the end of 2002.

The Manager

         Insight is the eighth largest cable television system operator in the United States based on customers served after giving effect to the pending AT&T/Comcast merger transaction. Through its wholly-owned and managed systems, Insight Communications currently serves approximately 1.4 million customers, 99% of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our manager's communications network is tightly-grouped, or "clustered," with approximately 95% of our manager's customers served from fourteen headends after giving effect to the network upgrades, expected to be substantially completed during 2002. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. Clustering enables our manager to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and clustering has enabled Insight Communications to offer, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephone services.

         To facilitate delivery of telephone services, we have entered into a long-term agreement with AT&T Broadband, LLC that will allow us to deliver to our customers local telephone service under the AT&T Digital Phone brand. Under the terms of the agreement, we will lease for a fee certain capacity on our network to AT&T Broadband. We will provide certain services and support for which we will receive additional payments. The capital required to deploy telephone over our networks will be shared, with AT&T Broadband responsible for switching and transport facilities. Our manager believes that we will be able to achieve higher penetration levels by marketing our telephone services under the AT&T Digital Phone brand and leveraging AT&T's telephone expertise with our strong local presence and established customer relationships.

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

     .   Expeditiously upgrade our network;

     . Introduce new and enhanced products and services, including interactive Insight Digital service, high-speed data service and telephone service;

     . Leverage strong local presence to enhance customer and community relations; and

     .   Pursue value-enhancing transactions in nearby or adjacent geographies.

         Our manager's marketing strategy is to offer our customers a bundled suite of services. By bundling our products and services, we provide our customers with an increased choice of services in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention. Our manager began deploying new and enhanced products and services, such as interactive digital video and high-speed data access, during 1999, and during the first quarter of 2002 will add a telephone service marketed under the AT&T Digital Phone brand.

         The System is an integral part of Insight's long-term business strategy. The System has a strong market presence in a state capital and academic center with a diverse, growing economy. All of the System's customers are served from a single headend allowing for efficient capital deployment for new services. Moreover, Insight Ohio estimates that it serves approximately 83% of the subscribers in the System with upgraded network. Insight Ohio began launching the interactive Insight Digital service on a node-by-node basis in November 1999, including a video-on-demand and interactive informational service and launched its high-speed Internet service during the second quarter of 2000. Nodes are the point of interface between our headend and our network.

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

         Insight is in the process of rebuilding the System to 870 MHz, and began servicing customers from the rebuilt network in November 1999. Insight Ohio is currently launching its signature interactive Insight Digital service with exclusive interactive programming including Local Source, an Internet-styled information service, and a video-on-demand service by DIVA. As of December 31, 2001, the System passed 67,200 homes with its digital service and served approximately 22,600 customers with such service, representing a penetration level of almost 34%. Management expects to increase revenues as the System upgrade is completed by increasing the deployment of its digital cable and adding new services such as high-speed modems and other newly developing telecommunications services. Insight Ohio has entered into an affiliation agreement with Road Runner to deploy the Road Runner service over cable modems. On October 12, 2001 Insight Ohio terminated its relationship with High Speed Access Corp. who had been doing turnkey support for the Road Runner service. As of December 31, 2001, approximately 11,500 customers subscribed to the Road Runner service.

         In addition, the System provides exclusive sports programming under the "Central Ohio Sport!" brand, featuring sporting events from Ohio State University.

Overbuild

         In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus. Ameritech built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. Insight Ohio and Time Warner service virtually distinct areas and therefore do not compete with one another. In December 2001,WideOpenWest completed its acquisition of the assets of Ameritech including the franchises to service the Columbus, Ohio market. As of December 31, 2001, the areas of the System served by both Insight Ohio and WideOpenWest passed approximately 130,000 homes, representing 68% of the System's total homes passed.

         When the System was acquired by Insight Ohio in August 1999, it implemented a strategy to end deep discounting as a defense against Ameritech. Management believed that a relatively small customer loss, caused by discontinuing discounts, would be preferable in exchange for achieving an increase in the average monthly revenue per customer. As a result of this strategy, from June 30, 1998 to December 31, 2001, the average monthly revenue per customer increased from $43.30 to $53.89 while the number of customers decreased from 91,100 to 86,100. Since acquisition of the Ameritech system in December 2001, WideOpenWest has instituted a new marketing program including the "Hot Box" savings of 50% on premiums and pay-per-view programming.

     Technological Developments

         Management believes that in order to achieve consistently high levels of customer service, maintain a strong competitive posture and deploy important new technologies, a state-of-the-art technical platform needs to be built. Presently the System is comprised of 2,750 miles of plant passing approximately 191,000 homes resulting in a density of 69.4 homes per mile. Approximately 83% of the customers are served by a network upgraded to 870 MHz, which enables delivery of an advanced suite of entertainment, information and communications services, including our interactive digital video, high-speed data access and telephone services.

         Insight Ohio plans to enhance the technical platform of the System by continuing to upgrade the plant passing 86% of the homes in the System by the end of 2002. The capability for high-speed data transmission, video-on-demand, interactive digital cable, additional analog channels and telephone services is intended to be provided by further deployment of cable, known as fiber optic cable, which has a capacity for a very large number of channels, an increase in the bandwidth to 870 MHz, activation of the reverse plant to allow two-way communications between the headend and the customer and the installation of digital equipment.

         All of the System's basic customers currently have access to addressable technology and approximately 80% have addressable converters in their homes as of December 31, 2001. Addressable technology enables the System to electronically control the cable television services being delivered to the customer's home. As a result, the System can electronically upgrade or downgrade services to a customer immediately, from its customer service center, without the delay or expense associated with dispatching a technician to the customer's home. Addressable technology also reduces premium service theft, is an effective enforcement tool in the collection of delinquent payments and enables the System to offer pay-per-view services, including movies and special events.

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

         High-speed cable modems and set-top boxes using digital compression technology have become commercially viable. These developments allow for the introduction of high-speed data services and Internet access and will increase the programming services available to customers. Digital compression technology provides for a significant expansion of channel capacity with up to 12 digital channels to be carried in the bandwidth of one analog channel. The upgrade of the System has given the System the ability to package a "Digital Gateway" brand. For $7.95 customers receive the following services:

     .   A digital set-top box;
     . An interactive navigational program guide for all analog and digital channels;
     .   A local, interactive Internet-style information and entertainment service;
     . A multi-channel premium service for customers who separately subscribe to premium channels, such as HBO and Showtime;
     .   Video-on-demand; and
     .   A digital 40-channel audio music service.

         Insight Ohio began launching the Insight Digital service in the System on a node-by-node basis in November 1999, including DIVA's video-on-demand service and the Local Source interactive information service and as of December 31, 2001 served approximately 22,600 subscribers with its digital service. Insight Ohio launched the Road Runner high-speed Internet service during the second quarter of 2000 and served approximately 11,500 customers with this service as of December 31, 2001.

Marketing, Programming and Rates

         Marketing

         The System's marketing programs and campaigns are based upon offering a variety of cable services creatively packaged and tailored to appeal to its different markets and to segments within its markets. The System surveys its customer base to ensure that it is meeting the demands of its customers and stays abreast of its competition in order to effectively counter competitors' promotional campaigns. The System uses a coordinated array of marketing tactics to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events typically sponsored by programming services and cross-channel promotion of new services. The rebuild of the plant allows Insight Ohio to deploy its suite of services including interactive digital, high-speed data and during the first quarter of 2002, telephone services. In November 1999, Insight Ohio began to launch its interactive digital, video-on-demand and Local Source informational product on a node-by-node basis. Insight Ohio has also deployed its Road Runner high-speed Internet service. Using a skilled team of marketing professionals, the System has competed by supporting an innovative variety of marketing activities.

         Programming

         Insight has various contracts to obtain basic and premium programming for the System from program suppliers whose compensation is typically based on a fixed fee per customer. Because of our manager's relationship with AT&T Broadband, we have the right to purchase programming services for our systems either directly through AT&T Broadband's programming supplier Satellite Services, Inc. or through our own purchasing power. We believe that Satellite Services has attractive programming costs. In addition, some program suppliers provide volume discount pricing structures or offer marketing and launch support to the System. The System's successful marketing of multiple premium service packages emphasizing customer value enables the System to take advantage of such cost incentives. The System's overall programming costs are expected to increase in the future due to additional programming being provided to its customers, inflationary increases and other factors affecting the cable television industry. The System also has various retransmission consent arrangements with commercial broadcast stations which generally have been renewed through 2003. None of these consents require payment of fees for carriage.

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

         Rates

         Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided. As of December 31, 2001, the System's stated monthly basic service rate for residential customers was $11.47, the System's monthly expanded basic service rates for residential customers was $18.65, and per-channel premium service rates (not including special promotions) ranged from $6.95 to $13.95 per service.

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

Employees

         As of December 31, 2001, the System employed 208 full-time equivalent employees, none of whom is represented by a union or covered by a collective bargaining obligation. Management believes that its relations with its employees are good. Approximately 52% of the full-time employees have tenure of five years or longer. Although the Columbus area has relatively low unemployment and competition in hiring is intense, management believes that it will continue to be successful in attracting and retaining highly qualified employees and maintaining good working relationships with its current employees.

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

Franchises

         Cable television systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as:

..    time limitations on commencement and completion of construction;

..    conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and

..    the maintenance of insurance and indemnity bonds.

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

         The majority of the System's basic customers are in governmental jurisdictions that require a franchise. The table below groups all of the System's governmental jurisdictions by date of expiration of the authority to operate and presents the approximate number and percentage of basic customers for each group as of December 31, 2001.

                                                                                              Percentage of
                                                       Number of          Percentage of        Total Basic
Year of Franchise Expiration                           Franchises       Total Franchises        Customers
----------------------------                           ----------       ----------------        ---------
Expired* ..........................................        2                   7.1%                0.6%

2002 and 2003 .....................................        4                  14.3%                2.6%

2004 and beyond ...................................       22                  78.6%               96.8%
                                                        ----                ------              ------
      Total .......................................       28                 100.0%              100.0%
                                                        ====                ======              ======

----------------
* Such franchises are operated on a month-to-month basis and are in the process of being renewed.

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

         Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies, in particular direct broadcast satellite television systems operators, that have the potential to provide increased competition to cable systems. Congress has also enacted legislation which permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites.

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

         Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. The major source of competition for the System is the wireline overbuild by WideOpenWest. WideOpenWest has overbuilt approximately 130,000 homes passed in the System's service area, or approximately 68% of the total homes in the service territory as of December 31, 2001.

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

         The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a "cable system" such that providers of competitive video programming are only regulated and franchised as "cable systems" if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us. As of December 31, 2001, the System passed approximately 448 multiple dwelling unit ("MDU") complexes within its service territory and had entry agreements, either exclusive or non-exclusive, with complexes totaling approximately 65,300 MDUs. As of December 31, 2001, the System provided programming to approximately 32,500of these MDUs, or 50% of the total MDUs passed.

         Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems' programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. In addition, legislation has been enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in high-speed data and voice communications. Management estimates that there were approximately 13,400 direct broadcast satellite customers in the System's service areas as of December 31, 2001.

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

         Additionally, the FCC adopted regulations allocating frequencies in the 31 Gigahertz (GHz) band for a new service that can be used to provide video services similar to multipoint multichannel distribution systems, which transmit television channels from a fixed station to multiple receiving facilities located at fixed points. The FCC has completed spectrum auctions for local multipoint distribution service licenses.

         As we expand our offerings to include telephony services, our AT&T branded services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While our manager intends to add our telephone service offering to its various markets, the service has only recently been launched in selected markets and has not yet achieved any material penetration levels.

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

     Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than October 2002.

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

     The 1996 Telecom Act made several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repealed the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act were eliminated in 1996, although the parallel FCC regulations prohibiting broadcast/cable common-ownership remained in effect. The U.S. Court of Appeals for the District of Columbia circuit has recently struck down these rules. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

     The 1996 Telecom Act amended the definition of a "cable system" under the Communications Act so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

     Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of subscribers which a single cable television operator can serve. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multichannel video programming subscribers nationwide. Attributable interests for these purposes include voting interests of 5% or more, unless there is another single holder of more than 50% of the voting stock, officerships, directorships and general partnership interests. The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels. The U.S. Court of Appeals for District of Columbia Circuit upheld the constitutionality of these rules. A petition for certiorari was denied by the Supreme Court. However, the U.S. Court of Appeals for District of Columbia Circuit reversed and remanded the horizontal and vertical ownership rules for further proceedings on non-constitutional grounds.

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

     Access to Programming

     The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The prohibition on certain types of exclusive programming arrangements is set to expire on October 5, 2002, unless the FCC determines that extension of the prohibition is necessary to preserve and protect competition in video programming distribution. We expect the FCC to make a determination on this issue soon.

     Privacy

     The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information. Certain of these requirements were modified by the Electronic Communications Privacy Act of 2001.

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

     The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, were required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

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

     Pole Attachments

     The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula began in 2001, and will be phased in by equal increments over the five ensuing years. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. However, the U.S. Court of Appeals for the Eleventh Circuit held that, since Internet provision is neither a "cable service" or a "telecommunications service," neither rate formula applies and, therefore, public utilities are free to charge what they please. The Supreme Court has recently reversed this decision. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

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

     Internet Access Service

     We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers ("ISPs"). ISPs include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. A number of local franchising authorities have attempted to require cable companies offering Internet access service over their broadband facilities to allow access to those facilities on an unbundled basis to other ISPs. To date, all such efforts have been overturned in the courts. However, many ISPs and local franchising authorities have continued to ask the U.S. Congress and the FCC to mandate such access, or at least to allow local authorities to impose such a requirement. Although the FCC has thus far declined to impose such an access requirement on cable companies, the issue remains under consideration. The FCC has recently decided that cable Internet service should be classified for regulatory purposes as an "information service" rather than either a "cable service" or a "telecommunications service." Concurrently the FCC has initiated a wide-ranging rulemaking proceeding in which it seeks comment on the regulatory ramifications of this classification. Among the issues to be decided are whether the FCC should permit local authorities to impose an access requirement, whether local authorities should be prohibited from imposing fees on cable Internet service revenues, and what regulatory role local authorities should be permitted to play. The outcome of this proceeding could have a material impact on our provision of cable Internet service.

     There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997. In response, Congress passed the Child Online Protection Act. The constitutionality of this act is currently being challenged in the courts. Finally, disclosure of customer communications or records is governed by the Electronic Communications Privacy Act of 2001.

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

     We have entered into a ten-year agreement with AT&T Broadband that will allow AT&T Broadband to provide to customers telephone services using our network infrastructure and AT&T Broadband's switching and long distance transport facilities. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, AT&T Broadband would be subject to the requirements imposed upon local exchange carriers by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. AT&T Broadband's ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Telecom Act.

     In January 1999, the United States Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers ("ILECs") to open their local networks to competition. However, on July 18, 2000, the United States Court of Appeals for the Eighth Circuit vacated several FCC rules concerning interconnection and pricing of ILEC network elements, including a rule that mandates that ILECs set prices for unbundled network elements ("UNEs") at the lowest cost network configuration, and another rule that would have required the ILECs to bundle combinations of network elements at the competing carrier's request. The U.S. Supreme Court is presently reviewing this decision (consolidated with four other lower court challenges to the FCC's interconnection rules). In addition, a later FCC order dealing with certain other UNE issues remanded by the U.S. Supreme Court in its 1999 decision has been appealed to the Eighth Circuit. In the meantime, in December 2001 the FCC instituted a new rulemaking proceeding to reevaluate the list of available UNEs. The FCC has also initiated rulemaking proceedings to establish uniform ordering and provisioning performance standards for resale and UNEs, and for special access services. The outcome of these court proceedings and FCC rulemakings will have an effect on AT&T Broadband's ability to compete in the telecommunications marketplace.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the holders of the Senior Notes during the three months ended December 31, 2001.

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

Item 6.  Selected Financial Data

        The following tables present selected historical financial data for Coaxial, Phoenix and Insight Ohio as of and for the five years ended December 31, 2001. As a result of the August 8, 2000 purchase by Insight LP of the remaining 25% common equity interest in Insight Ohio and certain amendments to Insight Ohio's operating agreement, the operating results of Coaxial include the operating results of Insight Ohio only through August 8, 2000. The 1997 financial information includes the financial information of the Central Ohio Cable System Operating Unit is presented as it represents the predecessor to Insight Ohio. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this report.

                                           Coaxial Communications of Central Ohio, Inc.
                                           (dollars in thousands, except customer data)

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                  2001          2000          1999         1998           1997
                                                               ---------     ---------     ---------     ---------     ---------
Statement of Operations Data:
Revenues ..................................................    $      --     $  28,096     $  46,747     $  47,956     $  48,229
Operating costs and expenses:
    Programming and other operating costs .................           --        10,955        16,863        18,130        17,974
    Selling general and administrative ....................           --         6,476        10,756        11,565        10,915
    Severance and transaction structure costs .............           --            --            --         4,822            --
    Depreciation and amortization .........................          628         6,474         7,769         5,471         5,256
                                                               ---------     ---------     ---------     ---------     ---------
       Total operating costs and expenses .................          628        23,905        35,388        39,988        34,145
Operating income (loss) ...................................         (628)        4,191        11,359         7,968        14,084
    Interest expense, net .................................      (14,000)      (14,861)      (14,297)       (5,434)       (1,230)
    Gain on sale of common equity interest(1) .............           --       171,460            --            --            --
    Dividend on preferred interest ........................       19,432         7,882            --            --            --
    Other income (expense) ................................           --            31            92          (421)         (271)
                                                               ---------     ---------     ---------     ---------     ---------
    Income (loss) before extraordinary item ...............        4,804       168,703        (2,846)        2,113        12,583
    Extraordinary loss on extinguishments of debt .........           --            --            --          (847)           --
                                                               ---------     ---------     ---------     ---------     ---------
    Net income (loss) .....................................    $   4,804     $ 168,703     $  (2,846)    $   1,266     $  12,583
                                                               =========     =========     =========     =========     =========
Financial Ratios and Other Data:
Capital expenditures ......................................           --        19,943        26,656         7,369         5,570
Net cash provided by (used in) operating activities .......       (3,444)        7,224        19,043        12,597        18,622
Net cash used in investing activities .....................           --        20,950        26,754         3,470        15,242
Net cash provided by (used in) financing activities .......        3,444        12,844          (116)         (993)       (3,712)
Operating Data: (at end of period, except average and
annualized data)
Homes passed (2) ..........................................      190,959       184,427       178,310       171,753       166,306
Basic customers (3) .......................................       86,042        85,415        84,236        87,637        91,873
Basic penetration (4) .....................................         45.1%         46.3%         47.2%         51.0%         55.2%
Premium service units (5) .................................       66,684        84,648        98,202        90,032        80,013
Premium penetration (6) ...................................         77.5%         99.1%        116.6%        102.7%         87.1%
Average monthly revenue per basic customer (7) ............           --     $   48.87     $   45.33     $   44.52     $   44.67
System Cash Flow per basic customer (8) ...................           --     $  237.83     $  239.28     $  224.21     $  231.62
Balance Sheet Data: (at the end of the period)
Total assets ..............................................    $ 213,206     $ 207,874     $  61,135     $  48,849     $ 109,655
Total debt ................................................      140,000       140,000       151,000       141,248        47,236
Total liabilities .........................................      145,250       145,250       170,914       155,237        55,328
Total shareholders' equity (deficit) ......................       67,956        62,624      (109,779)     (106,388)       54,327

                               Phoenix Associates
                             (dollars in thousands)

                                                                         Year ended December 31,
                                                                         -----------------------
                                                        2001         2000         1999           1998          1997
                                                        ----         ----         ----           ----          ----
Statement of Operations Data:

Operating loss:
     Interest and amortization expense, net ......   $ (14,470)    (14,470)     $(14,470)     $ (13,709)   $ (12,094)
     Other expense ...............................           -           -             -             (4)         (89)
                                                     ---------    --------      --------      ---------    ---------
Net loss before extraordinary gain ...............     (14,470)    (14,470)      (14,470)       (13,713)     (12,183)

Extraordinary gain ...............................           -           -             -            100        3,315
                                                     ---------    --------      --------      ---------    ---------

Net loss .........................................   $ (14,470)   $(14,470)     $(14,470)     $ (13,613)   $  (8,868)
                                                     =========    ========      ========      =========    =========

Balance Sheet Data: (at the end of the period)
Total assets .....................................   $   4,402    $  4,872      $  5,342      $   5,747    $   7,954
Total debt .......................................     140,000     140,000       140,000        140,000      178,365
Total liabilities ................................     145,250     145,250       145,250        145,250      178,366
Total partners' deficit ..........................    (140,848)   (140,378)     (139,908)      (139,503)    (170,412)

                  Insight Communications of Central Ohio, LLC
                  (dollars in thousands, except customer data)

                                                                                                             Central Ohio
                                                                                                                Cable
                                                                                                                System
                                                                Insight Communications of                     Operating
                                                                    Central Ohio, LLC                            Unit
                                                                    -----------------                            ----

                                                                                Year Ended December 31,
                                                                                -----------------------

                                                            2001         2000         1999         1998          1997
                                                            ----         ----         ----         ----          ----
Statement of Operations Data:                          $  55,494    $  49,749    $  46,747    $  47,956     $  48,229
Revenue

Operating costs and expenses:
   Programming and other operating costs                  22,129       19,509       16,863       18,130        17,974
   Selling, general and administrative                    10,745       10,069        9,321        9,701         9,417
   Severance and transaction structure costs                   -            -            -        4,822             -
   Management fee                                          1,664        1,493        1,435          493             -
   Home office                                                 -            -            -        1,371         1,498
   Depreciation and amortization                          13,397       10,882        7,148        5,311         5,238
                                                       ---------    ---------    ---------    ---------     ---------
     Total operating costs and expenses                   47,935       41,953       34,767       39,828        34,127
                                                       ---------    ---------    ---------    ---------     ---------
Operating income                                           7,559        7,796       11,980        8,128        14,102
Interest expense (income), net                             1,682        1,792          297          (59)          (70)
Other expense (income)                                       279          274          (92)         422           271
                                                       ---------    ---------    ---------    ---------     ---------
Net income                                             $   5,598    $   5,730    $  11,775    $   7,765     $  13,901
                                                       =========    =========    =========    =========     =========


Financial Ratios and Other Data:
System Cash Flow (2)                                   $  22,620    $  20,171    $  20,563    $  20,125     $  20,838
System Cash Flow margin                                     40.8%        40.5%        43.9%        42.0%         43.2%
Operating Cash Flow (3)                                   20,956       18,678       19,128       18,261        19,340
Capital expenditures                                      28,409       35,982       26,656        7,369         5,529
Net cash provided by operating activities                 23,023       15,995       22,425       14,399        19,454
Net cash used in investing activities                     28,534       36,073       26,754        6,679         5,554
Net cash provided by (used in) financing activities        6,500       20,365       (1,498)      (1,585)      (14,232)

Operating Data: (at end of period, except
average and annualized data)
Homes passed (4)                                         190,959      184,427      178,310      171,753       166,306
Basic customers (5)                                       86,042       85,415       84,236       87,637        91,873
Basic penetration (6)                                       45.1%        46.3%        47.2%        51.0%         55.2%
Premium service units (7)                                 66,684       84,648       98,202       90,032        80,013
Premium penetration (8)                                     77.5%        99.1%       116.6%       102.7%         87.1%
Average monthly revenue per basic customer (9)         $   53.89    $   48.87    $   45.33    $   44.52     $   44.67
System Cash Flow per basic customer (10)               $  263.64    $  237.83    $  239.28    $  224.22     $  231.62

Balance Sheet Data: (at end of the period)
Total assets                                           $  98,657    $  83,359    $  56,964    $  41,967     $  33,553
Total debt, including preferred interests                210,713      205,281      186,673      171,666           407
Total liabilities                                         48,364       45,164       19,782       15,248             -
Total member's deficit                                  (135,420)    (142,086)    (149,491)    (144,719)            -
Net assets to be contributed                                   -            -            -            -        25,571

                 Notes To Selected Financial and Operating Data

(1) Represent gain on sale of remaining equity interests in Insight Ohio to Insight Inc.

(2) Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(3) Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

(4) Basic penetration means basic customers as a percentage of total number of homes passed.

(5) Premium units mean the number of subscriptions to premium services, which are paid for on an individual unit basis.

(6) Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(7) Represents revenues of the System during the respective period divided by the months in the period divided by the average number of basic subscribers (beginning of period plus end of period divided by two) for such respective period.

(8) Represents Annualized System Cash Flow during the respective period divided by the average number of basic subscribers (beginning of period plus end of period divided by two) for such respective period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the financial statements and related notes that are included elsewhere in this report.

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

         Coaxial LLC and Coaxial Financing Corp. do not conduct any business and are dependent upon the cash flow of Insight Ohio to meet their obligations under the Senior Discount Notes. Insight LP serves as the manager of the System.

         On August 8, 2000, Insight LP purchased Coaxial's 25% non-voting common equity interest in Insight Ohio, resulting in Insight LP owning 100% of the common equity of Insight Ohio. The purchase price was 800,000 shares of common stock of Insight and cash paid by Insight to the principals of the Individual LLCs in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of the Individual LLCs, and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power. As a result of this purchase Coaxial LLC no longer consolidates the results of Insight Ohio subsequent to August 8, 2000.

         On January 5, 2001, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight LP and an indirect subsidiary of AT&T Broadband, entered into definitive agreements with Insight LP and certain subsidiaries of AT&T Corp. ("AT&T Cable Subsidiaries") for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest acquired all of Insight LP's wholly owned systems serving approximately 280,000 customers, including the approximately 85,400 customers served by Insight Ohio and including systems which Insight LP purchased from AT&T Cable Subsidiaries. At the same time, Insight Midwest acquired from AT&T Cable Subsidiaries systems serving approximately 250,000 customers. Insight Ohio is an unrestricted subsidiary under the indentures governing Insight and Insight Midwest's senior notes and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Midwest remains equally owned by Insight LP and AT&T Broadband, and Insight LP continues to serve as the general partner and manages and operates the Insight Midwest systems, including Insight Ohio.

         Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place. If at any time the Senior Notes or the Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Individual LLCs may require Insight LP to purchase the Preferred Interests for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of Insight Inc. common stock issued on August 8, 2000.

         The following discussion relates to the operations of Insight Ohio for years ended December 31, 2001, 2000 and 1999. The financial statements of Insight Ohio are included in the consolidated financial statements of Coaxial through August 8, 2000 and Coaxial was deemed to be a subsidiary of Coaxial LLC and, as such, the financial statements of Coaxial are included in the consolidated financial statements of Coaxial LLC. The historical operating results of Coaxial LLC reflect the actual results of the System through August 8, 2000 in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Discount Notes and Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial LLC appear elsewhere in this report under the heading "Coaxial LLC."

Overview

         The System relies on Insight LP, for all of its strategic, managerial, financial and operational oversight and advice. Insight LP also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility and the Senior Notes, Insight LP receives management fees of 3.0% of gross operating revenues of the System. Such management fees are payable only after distributions have been made with respect to the Preferred Interests and only to the extent that such payments would be permitted by an exception to the restricted payments covenants of the Senior Notes as well as Insight Ohio's Senior Credit Facility.

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

         The following table is derived for the periods presented from the System's financial statements that are included in this report and sets forth certain statement of operations data for the System:


                                                       Year ended December 31,
                                                       2001     2000     1999
                                                    ---------------------------
                                                               (in thousands)

Revenue                                             $ 55,494 $ 49,749  $ 46,747
Operating costs and expenses:
     Programming and other operating costs            22,129   19,509    16,863
     Selling, general and administrative              10,745   10,069     9,321
     Management fees                                   1,664    1,493     1,435
     Depreciation and amortization                    13,397   10,882     7,148
                                                    ---------------------------
Total operating costs and expenses                    47,935   41,953    34,767
                                                    ---------------------------
Operating income                                       7,559    7,796    11,980
EBITDA                                                20,677   18,404    19,220
Interest expense                                       1,732    1,883       505
Net income                                             5,598    5,730    11,775
Net cash provided by operating activities             23,023   15,995    22,425
Net cash used in investing activities                 28,534   36,073    26,754
Net cash provided by (used in) financing activities    6,500   20,365    (1,498)

          EBITDA represents earnings before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. Adjusted EBITDA, otherwise referred to as operating cash flow, represents revenue less programming and other operating costs and selling, general and administrative expenses. Refer to our financial statements, including our statements of cash flows, which appear elsewhere in this report.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenue for the year ended December 31, 2001 increased $5.7 million or 11.5% to $55.5 million from $49.7 million for the year ended December 31, 2000. For the year ended December 31, 2001, customers served averaged approximately 85,800 compared to approximately 84,800 during the year ended December 31, 2000. The increase in revenue was primarily attributable to new product launches, specifically digital services and high-speed data services.

         Revenue by service offering was as follows for the year ended December 31, (in thousands):

                             2001                     2000
                          Revenue by               Revenue by
                            Service   % of Total    Service     % of Total
                          2 Offering   Revenue      Offering     Revenue
                         ------------ ----------  ------------  ------------
Basic                      $29,046       52.3%      27,457         55.2%
Premium                      6,705       12.1%       6,941         14.0%
Pay-per-view                 1,194        2.2%       1,763          3.5%
Digital                      3,861        7.0%       1,604          3.2%
Advertising sales            4,385        7.9%       4,781          9.6%
Data services                4,349        7.8%         887          1.8%
Other                        5,954       10.7%       6,316         12.7%
                         ------------ ----------  ------------  ------------

Total                      $55,494      100.0%      49,749        100.0%
                         ============ ==========  ============  ============

         RGUs (Revenue Generating Units) were approximately 120,000 as of December 31, 2001 compared to approximately 103,700 as of December 31, 2000. This represents an annual growth rate of 15.7%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

         Average monthly revenue per basic customer for the year ended December 31, 2001 was $53.89 compared to $48.87 for the year ended December 30, 2000. Average monthly revenue per basic customer for digital and high-speed data services was $7.97 for the year ended December 31, 2001 compared to $2.45 for the year ended December 31, 2000. As of December 31, 2001, there were approximately 22,600 digital customers compared to approximately 13,400 digital customers as of December 31, 2000, representing a penetration of 33.6% and 28.1%, respectively. As of December 31, 2001, there were approximately 11,400 high-speed data customers compared to approximately 4,900 high-speed data customers as of December 31, 2000, representing a penetration of 7.7% and 4.5%, respectively. High-speed data services were launched during the year ended December 31, 2000.

         Programming and other operating costs increased $2.6 million or 13.4% to $22.1 million for the year ended December 31, 2001 from $19.5 million for the year ended December 31, 2000. The increase was primarily attributable to increased programming rates associated with classic and digital services and to increased high-speed data costs.

         Selling, general and administrative expenses increased $676,000 or 6.7% to $10.7 million for the year ended December 31, 2001 from $10.1 million for the year ended December 31, 2000. The increase was primarily attributable to increased marketing activity and corporate expenses associated with advertising sales.

         Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

         Depreciation and amortization expense for the year ended December 31, 2001 increased $2.5 million or 23.1% to $13.4 million from $10.9 million for the year ended December 31, 2000. This increase was primarily attributable to increased capital expenditures associated with the rebuild of plant and launch of new services.

         EBITDA increased 12.4% to $20.7 million for the year ended December 31, 2001 from $18.4 million for the year ended December 31, 2000. This increase was primarily due to the 11.5% increase in revenue.

         Interest expense for the year ended December 31, 2001 decreased $151,000 or 8% to $1.7 million from $1.9 million for the year ended December 31, 2000. This decrease was primarily attributable to lower interest rates partially offset by higher average outstanding borrowings.

         For the year ended December 31, 2001, the net income was $5.6 million primarily for the reasons set forth above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenue for the year ended December 31, 2000 increased $3.0 million or 6.4% to $49.7 million from $46.7 million for the year ended December 31, 1999. For the year ended December 31, 2000, customers served averaged approximately 84,800 compared to approximately 85,900 during the year ended December 31, 1999. The increase in revenue was primarily attributable to new product launches, specifically digital services and high-speed data services.

         Revenue by service offering was as follows for the year ended December 31, (in thousands):

                       2000                      1999
                    Revenue by       % of     Revenue by
                     Service         Total      Service    % of Total
                     Offering       Revenue    Offering      Revenue
                   ------------    ---------- -----------   ---------
Basic              $   27,457         55.2%    $  27,373        58.6%
Premium                 6,941         14.0%        6,445        13.8%
Pay-per-view            1,763          3.5%        2,118         4.5%
Digital                 1,604          3.2%           15         0.0%
Advertising sales       4,781          9.6%        4,205         9.0%
Data services             887          1.8%           50         0.1%
Other                   6,316         12.7%        6,541        14.0%
                   ----------      --------   ----------     --------
Total              $   49,749        100.0%    $  46,747       100.0%
                   ==========      ========   ==========     ========

         RGUs (Revenue Generating Units) were approximately 103,700 as of December 31, 2000 compared to approximately 85,300 as of December 31, 1999. This represents an annualized growth rate of 21.6%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

         Average monthly revenue per basic customer for the year ended December 31, 2000 was $48.87 compared to $45.33 for the year ended December 30, 1999. Average monthly revenue per basic customer for digital and high-speed data services was $2.45 for the year ended December 31, 2000. As of December 31, 2000, there were approximately 13,400 digital customers representing a 28.1% penetration. Digital services were introduced in the latter part of 1999. As of December 31, 2000, there were approximately 4,900 cable modem customers representing a penetration of 4.5%. High-speed data services were launched during the year ended December 31, 2000.

     Programming and other operating costs increased $2.6 million or 15.7% to $19.5 million for the year ended December 31, 2000 from $16.9 million for the year ended December 31, 1999. The increase was primarily attributable to increased programming rates associated with digital services.

     Selling, general and administrative expenses increased $748,000 or 8.0% to $10.1 million for the year ended December 31, 2000 from $9.3 million for the year ended December 31, 1999. The increase was primarily attributable to increased marketing activity and corporate expenses associated with advertising sales.

     Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

     Depreciation and amortization expense for the year ended December 31, 2000 increased $3.7 million or 52.2% to $10.9 million from $7.1 million for the year ended December 31, 1999. This increase was primarily attributable to increased capital expenditures associated with the upgrade of the System and plant expansions.

     EBITDA decreased 4.2% to $18.4 million for the year ended December 31, 2000 from $19.2 million for the year ended December 31, 1999. This decrease was primarily attributable to increased selling, general and administrative costs and other expenses.

     Interest expense for the year ended December 31, 2000 increased $1.4 million or 272.9% to $1.9 million from $505,000 for the year ended December 31, 1999. This increased was primarily attributable to increased outstanding debt balances.

     For the year ended December 31, 2000, the net income was $5.7 million primarily for the reasons set forth above.

Liquidity and Capital Resources

     The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $28.4 million for the year ended December 31, 2001. These expenditures were primarily for the upgrade of the System and plant expansions. Capital expenditures were financed by cash flows from operations and capital contributions.

     Capital expenditures are expected to approximate $35.0 million during the year ending December 31, 2002 to support new customer additions, capital replacement and implementation of telephone services.

     Cash provided by operations for the year ended December 31, 2001 and 2000 was $23.0 million and $16.0 million, respectively. The increase was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

     Cash used in investing activities for the year ended December 31, 2001 and 2000 was $28.5 million and $36.1 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

     Cash provided by financing activities for the year ended December 31, 2001 was $6.5 million. This was comprised of capital contributions from Insight Midwest of $20.5 million partially offset by distributions on preferred interests of $14.0 million. Cash provided by financing activities for the year ended December 31, 2000 was $20.4 million consisting of borrowings under the Senior Credit Facility of $14.0 million and capital contributions from Insight Midwest of $20.4 million partially offset by distributions on preferred interests of $14.0 million. The $25.0 million Senior Credit Facility was fully borrowed as of December 31, 2001.

     The Senior Credit Facility contains covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. As of December 31, 2001, the Company was not in compliance with one of the financial debt covenant requirements relating to the facility. This non-compliance was waived by our creditor. Additionally, we have amended this debt covenant requirement with our creditor to reflect our prospective capital expenditure plans. Given current operating conditions and projected results of operations, we anticipate full compliance with this credit facility agreement for the foreseeable future.

     The following summarizes our contractual obligations as of December 31, 2001, including periods in which the related payments are due:


                                      2003        2005
                        2002        to 2004     to 2006    Thereafter   Total
                     -------------------------------------------------------------
Long-term debt       $        -   $  25,000  $        -  $        -    $   25,000
Operating leases             64          25          16          193          298
Preferred interests      14,000      35,193     175,387       66,659      291,239
                     ------------ -----------------------------------------------
  Total cash         $   14,064   $  60,218  $  175,403  $    66,852   $  316,537
  obligations        ============================================================

     Due to the increased capital expnditures, management determined that cash flows from operations will not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, Insight Midwest has committed to provide capital contributions to fund cash requirements through the year ending December 31, 2002. Insight Midwest contributed $20.5 million to Insight Ohio during the year ended December 31, 2001.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for fiscal years beginning after December 15, 2001 and requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. This pronouncement is not expected to have a material impact on the results of operations or statements of position for Coaxial, Phoenix and Insight Ohio (the "Companies").

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Companies will adopt this pronouncement beginning January 1, 2002. This pronouncement is not expected to have a material impact on the results of operations or statement of position for the Companies.

Critical Accounting Policies

     Fixed Assets

     As of December 31, 2001, the carrying value of the System's property and equipment totaled $91.7 million, which represents approximately 93% of total assets. Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable systems and is stated at cost. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 3 to 30 years. Building improvements are amortized using the straight-line method over shorter of the remaining terms of the leases or the estimated lives of the improvements.

     Allowance for Doubtful Accounts

     The System maintains allowances for doubtful accounts for estimated losses from its customers' inability to make payments. In order to estimate the appropriate level of this allowance, the System analyzes historical bad debts, current customer credit-worthiness, current economic trends and changes in customer payment patterns. If the financial condition of customers were to deteriorate and to impair their ability to make payments, additional allowances might be required in future periods.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Companies do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose any of them to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Companies have not entered into forward or future contracts, purchased options or entered into swaps.

     Insight Ohio's Senior Credit Facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase projected annual interest expense by approximately $250,000. The Senior Notes issued by Coaxial and Phoenix bear interest at fixed rates.

     The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Notes and Senior Discount Notes as of December 31, 2001 was $143.5 million and $140.0 million and $42.6 million and $45.7 million, respectively.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Individual LLCs, Coaxial, Insight Ohio, and Insight. Insight LP is wholly-owned by Insight. Insight LP owns 50% of and is the general partner of Insight Midwest, which is the parent of Insight Ohio. Insight LP also serves as manager of the Individual LLCs and Insight Ohio and Insight LP thereby effectively controls the management and affairs of the Individual LLCs, Coaxial and Insight Ohio. The executive officers of Insight are compensated by Insight. Insight Ohio pays management fees to Insight LP. Sidney Knafel, Michael Willner and Kim Kelly serve as the directors of Coaxial. None of the executive officers of Coaxial, Coaxial LLC and Coaxial Financing Corp. are compensated for their services as such. Coaxial Financing Corp. only has nominal assets and will not conduct any business.


     Name           Age                        Position
     ----           ---                        --------

Sidney R. Knafel     71  Chairman of the Individual LLCs, Coaxial, Insight Ohio
                         and Insight

Michael S. Willner   49  President and Chief Executive Officer of the Individual
                         LLCs, Coaxial, Insight Ohio, and Insight

Kim D. Kelly         45  Executive Vice President and Chief Operating and
                         Financial Officer of the Individual LLCs, Coaxial,
                         Insight Ohio, and Insight

     Sidney R. Knafel, a director of Insight Communications, has been Chairman of the Board of Insight Communications since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of NTL Incorporated, General American Investors Company, Inc.and IGENE Biotechnology, Inc, as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

     Michael S. Willner, a director of Insight Communications, co-founded and has served as President and Chief Executive Officer since 1985. Previously, Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable's Bergen County, New Jersey cable television system from 1975 to 1977. Currently, Mr. Willner is a director of NTL Incorporated. He is Chairman of the National Cable & Telecommunications Association's Board of Directors and Executive Committee. He also serves on the boards of C-SPAN, CableLabs and the Walter Kaitz Foundation. Mr. Willner is a graduate of Boston University's College of Communication and serves on the school's Executive Committee.

     Kim D. Kelly, a director of Insight Communications, has been Executive Vice President of Insight Communications since 1990. Ms. Kelly has also been Chief Operating Officer of Insight Communications since January 1998 and was Chief Financial Officer from 1990 until January 2002. Prior thereto, she served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly is Chairperson of the Cable Advertising Bureau's Board of Directors. She also serves as a member of the National Cable & Telecommunications Association Subcommittees for Telecommunications Policy, Diversity Initiatives and Accounting. Ms. Kelly also serves as a director of Bank of New York Hamilton Funds, and serves on the boards of Cable in the Classroom, The Cable Center and the Cable & Telecommunications Association for Marketing Educational Foundation. Ms. Kelly is a graduate of George Washington University.

     All executive officers serve at the discretion of the Board of Directors.

Item 11. Executive Compensation

     Coaxial and Phoenix do not make any payments in respect of compensation to any of their executive management personnel. Rather, executive management personnel of Coaxial and Phoenix receive compensation from Insight. Accordingly, Insight utilizes its management fees from Insight Ohio to pay for all of its operating expenses for managing the day-to-day affairs of the System.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The outstanding shares of common stock of Coaxial are owned by the Individual LLCs as described in the table below. All of the outstanding shares of common stock of Coaxial Financing Corp. and all of the outstanding partnership interests of Phoenix are wholly-owned directly or indirectly by the individuals indicated in the footnotes to the table in the same ownership percentages as the respective Individual LLCs' ownership in Coaxial. Insight LP is the manager of each of the Individual LLCs and thereby effectively controls the business of each of such Individual LLCs and Coaxial. Accordingly, Insight LP and members of its executive management may be deemed to beneficially own (as defined by Rule 13d-3 under the Exchange Act) all of the outstanding shares of common stock of Coaxial.


      Name and Address of Beneficial Owner         Percentage Ownership
      ------------------------------------         --------------------

Coaxial LLC (1)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242 ........................        67.5%

Coaxial DJM LLC (2)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242 ........................        22.5%

Coaxial DSM LLC (3)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C
     Sarasota, FL 34242 ........................        10.0%

--------
(1) Wholly-owned by Barry Silverstein.
(2) Wholly-owned by Dennis J. McGillicuddy.
(3) Wholly-owned by D. Stevens McVoy.

Item 13. Certain Relationships and Related Transactions

Management Fees

     In accordance with the Operating Agreement of Insight Ohio, Insight LP is entitled to be paid management fees for managing the day-to-day operations of Insight Ohio. Pursuant to the Operating Agreement, subject to certain covenants in the Indentures, Insight LP is entitled to receive management fees of 3.0% of gross revenues of Insight Ohio. Fees under this management agreement were approximately $1.7 million for the year ended December 31, 2001. Insight LP is also entitled to reimbursement from Insight Ohio for all direct, out-of-pocket expenses incurred by or on behalf of Insight LP that directly relate to its management of the business and operations of Insight Ohio, including any such expenses incurred in connection with the management of Coaxial LLC and Coaxial Financing Corp. However, Insight LP is not entitled to reimbursement from Insight Ohio for corporate overhead (including employee bonuses and health, welfare, retirement, and other employee benefits and overhead expenses of its corporate office management, development, internal accounting, and finance management personnel).

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements:

                                                                           Page
                                                                           ----

Coaxial Communications of Central Ohio, Inc. Report of
Independent Auditors - Ernst & Young LLP...............................     F-1

Financial Statements:

     Coaxial Communications of Central Ohio, Inc.
     Balance Sheets as of December 31, 2001 and 2000...................     F-2

     Coaxial Communications of Central Ohio, Inc. Consolidated
     Statements of Operations for the years ended December 31, 2001,
     2000 and 1999.....................................................     F-3

     Coaxial Communications of Central Ohio, Inc. Consolidated
     Statements of Changes in Stockholders' Equity (Deficit) for the
     years ended December 31, 2001, 2000 and 1999 .....................     F-4

     Coaxial Communications of Central Ohio, Inc. Consolidated
     Statements of Cash Flows for the years ended December 31,
     2001, 2000 and 1999...............................................     F-5

     Coaxial Communications of Central Ohio, Inc. Notes to
     Consolidated Financial Statements.................................     F-6

Phoenix Associates Report of Independent Auditors - Ernst &
Young LLP..............................................................    F-11

Financial Statements:

     Phoenix Associates Balance Sheets as of December 31,
     2001 and 2000.....................................................    F-12

     Phoenix Associates Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999..................................    F-13

     Phoenix Associates Statements of Changes in Partners' Deficit for
     the years ended December 31, 2001, 2000 and 1999..................    F-14

     Phoenix Associates Statements of Cash Flows for the years
     ended December 31, 2001, 2000 and 1999............................    F-15

     Phoenix Associates Notes to Financial Statements..................    F-16

Insight Communications of Central Ohio, LLC Report of Independent
Auditors - Ernst & Young LLP...........................................   F-20

Financial Statements:

     Insight Communications of Central Ohio, LLC Balance Sheets
     as of December 31, 2001 and 2000..................................   F-21

     Insight Communications of Central Ohio, LLC Statements of
     Operations and Changes in Members' Deficit for the years
     ended December 31, 2001, 2000 and 1999............................   F-22

     Insight Communications of Central Ohio, LLC Statements of Cash
     Flows for the years ended December 31, 2001, 2000 and 1999........   F-23

     Insight Communications of Central Ohio, LLC Notes to
     Financial Statements..............................................   F-24

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

2.6 Assets Purchase and Sale Agreement, dated August 15, 2000, by and between TCI of Illinois, Inc., TCI of Racine, Inc., UACC Midwest, Inc. and Insight Communications Company, L.P. ("Asset Purchase and Sale Agreement") (2)

2.7    Amendment to the Asset Purchase and Sale Agreement, dated January 5, 2001
       (3)

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

3.5    Phoenix Associates Partnership Agreement (4)

10.1 Indenture among Coaxial Communications of Central Ohio, Inc., Phoenix Associates, Insight Communications of Central Ohio, LLC, CIBC Oppenheimer

         Corp. and Bank of Montreal Trust Company dated August 21, 1998 (4)

10.2 Pledge Agreement between Coaxial Communications of Central Ohio, Inc. and Bank of Montreal Trust Company dated August 21, 1998 (4)

10.3 Revolving Credit Agreement dated as of October 7, 1998 among Insight Communications of Central Ohio, LLC, several banks and financial institutions or entities, and Canadian Imperial Bank of Commerce, as administrative agent (4)

10.4 Cable Facilities Lease Agreement, dated July 17, 2000, among AT&T Broadband, LLC and Insight Communications Company, Inc. and certain of its affiliates, including Insight Ohio (1)

______
    (1) Filed as an Exhibit to Insight Communications Company, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-26677) and incorporated herein by reference.

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

    (4) Filed as an Exhibit to Registrants' Registration Statement on Form S-4 (File No. 333-63677) and incorporated herein by reference.

                    Report of Independent Public Accountants

The Shareholders of
Coaxial Communications of Central Ohio, Inc.

         We have audited the consolidated financial statements of Coaxial Communications of Central Ohio, Inc. as of December 31, 2001 and 2000 and for the years then ended, and have issued our report thereon dated March 12, 2002 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

New York, New York
March 12, 2002

                  Coaxial Communications of Central Ohio, Inc.
                                   Schedule II

                                                             Charged to   Charged to
                                               Beginning      Costs &        Other                        Ending
                Description                     Balance       Expenses     Accounts    Deductions (1)    Balance
                -----------                     -------       --------     --------    --------------    -------
Year ended December 31, 2000
Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts              558,000       367,000          -        (925,000)(2)        -

Year ended December 31, 2001
Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful accounts                 -        -                  -             -              -

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

                                   Coaxial Communications of Central Ohio, Inc.

Date: March 27, 2002               By: /s/ Michael S. Willner
                                       --------------------------------
                                       Michael S. Willner, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                                      Title                                   Date
            ---------                                      -----                                   ----
/s/ Sidney R. Knafel                     Chairman of the Board                                 March 27, 2002
--------------------
Sidney R. Knafel

/s/ Michael S. Willner                   President, Chief Executive Officer and                March 27, 2002
----------------------
Michael S. Willner                           Director (Principal executive officer)

/s/ Kim D. Kelly                         Executive Vice President, Chief                       March 27, 2002
----------------
Kim D. Kelly                                 Operating Officer and Director

/s/ Dinesh C. Jain                       Senior Vice President and Chief                       March 27, 2002
------------------
Dinesh C. Jain                               Financial Officer (Principal Financial
                                             Officer)

/s/ Daniel Mannino                       Senior Vice President and Controller                  March 27, 2002
---------------------
 Daniel Mannino                              (Principal Accounting Officer)

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

                                       Phoenix Associates
                                       By: Phoenix DJM LLC, a general partner


Date: March 27, 2002                   By:
                                           Dennis J. McGillicuddy, Sole Member

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                                  Title                              Date
             ---------                                  -----                              ----
                              Sole Member of Phoenix DJM LLC, a General Partner       March 27, 2002
Dennis J. McGillicuddy        (Principal Executive, Financial and Accounting
                              Officer)

                              Sole Member of Phoenix BAS LLC, a General               March 27, 2002
Barry Silverstein             Partner

                              Sole Member of Phoenix DSM LLC, a General               March 27, 2002
D. Stevens McVoy              Partner

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Insight Communications of Central Ohio,
                                      LLC

Date: March 27, 2002                  By: /s/ Michael S. Willner
                                          ---------------------------------
                                          Michael S. Willner, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                                 Title                            Date
               ---------                                 -----                            ----
/s/ Sidney R. Kanfel                Chairman of the Board                            March 27, 2002
--------------------
Sidney R. Knafel

/s/ Michael S. Willner              President, Chief Executive Officer and           March 27, 2002
----------------------
Michael S. Willner                    Director (Principal executive officer)

/s/ Kim D. Kelly                    Executive Vice President, Chief Operating        March 27, 2002
----------------
Kim D. Kelly                          Officer and Director

/s/ Dinesh C. Jain                  Senior Vice President and Chief Financial        March 27, 2002
------------------
Dinesh C. Jain                        Officer (Principal Financial Officer)

/s/ Daniel Mannino                  Senior Vice President and Controller             March 27, 2002
----------------------
Daniel Mannino                        (Principal Accounting Officer)

                         Report of Independent Auditors

The Shareholders
Coaxial Communications of Central Ohio, Inc.

We have audited the accompanying balance sheets of Coaxial Communications of Central Ohio, Inc. (the "Company") as of December 31, 2001, and 2000, and the related consolidated statements of operations and changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2, the Company has no operations. The Company's ability to satisfy its debt and related interest obligations is dependent upon funding from a related entity in which it owns preferred equity interests which provide for distributions in amounts equal to the payments required on its debt.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

New York, New York
March 12, 2002

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                                  December 31,
                                                                                             2001             2000
                                                                                         ---------------------------
Assets
Investments                                                                               $   19,328      $   18,800
Dividend receivable                                                                            5,250           5,250
                                                                                         ---------------------------
   Total current assets                                                                       24,578          24,050

Deferred financing costs, net of accumulated amortization of $2,112 and
   $1,484 as of December 31, 2001 and 2000, respectively                                       2,915           3,543
Investment in affiliate                                                                      185,713         180,281
                                                                                         ---------------------------
   Total assets                                                                           $  213,206      $  207,874
                                                                                         ===========================

Liabilities and shareholders' equity
Accrued interest                                                                          $    5,250      $    5,250
                                                                                         ---------------------------
   Total current liabilities                                                                   5,250           5,250

Senior notes, including $105.6 million to be paid by Phoenix
   Associates (Note 5)                                                                       140,000         140,000
                                                                                         ---------------------------
   Total liabilities                                                                         145,250         145,250

Commitments and contingencies

Shareholders' equity:
Common stock; $1 par value; 2,000 shares authorized; 1,080 shares
   issued and outstanding as of December 31, 2001 and 2000                                         1               1
Paid in capital                                                                               11,501          11,501
In-substance allocation of proceeds related to senior notes to be paid by
   Phoenix Associates (Note 2)                                                               (70,263)        (80,819)
Retained earnings                                                                            124,889         130,641
Accumulated other comprehensive income                                                         1,828           1,300
                                                                                         ---------------------------
   Total shareholders' equity                                                                 67,956          62,624
                                                                                         ---------------------------
   Total liabilities and shareholders' equity                                             $  213,206      $  207,874
                                                                                         ===========================



                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                           Year ended December 31,
                                                                      2001           2000          1999
                                                                  ---------------------------------------
Revenue                                                           $        -    $   28,096    $    46,747

Operating costs and expenses:
   Programming and other operating costs                                   -        10,955         16,863
   Selling, general and administrative                                     -         6,476         10,756
   Depreciation and amortization                                         628         6,474          7,769
                                                                  ----------------------------------------
         Total operating costs and expenses                              628        23,905         35,388

Operating income (loss)                                                 (628)        4,191         11,359

Other income (expense):
   Interest income                                                         -            50            208
   Interest expense                                                  (14,000)      (14,911)       (14,505)
   Gain on sale of common equity interest of affiliate                     -       171,460              -
   Dividend on preferred interests                                    19,432         7,882              -
   Other                                                                   -            31             92
                                                                  ----------------------------------------
         Total other income (expense), net                             5,432       164,512        (14,205)

                                                                  ----------------------------------------
Net income (loss)                                                 $    4,804    $  168,703    $    (2,846)
                                                                  ========================================


                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                                                     In-substance
                                                                     contribution
                                                                   (allocation) of                  Accumulated         Total
                                                                      proceeds        Retained         other        shareholders'
                                       Common        Paid-in-        related to       earnings     comprehensive       equity
                                       stock         capital        senior notes      (deficit)        income         (deficit)
                                     --------------------------------------------------------------------------------------------
Balance, January 1, 1999                $      1    $    11,501   $    (101,756)    $  (16,134)  $         -       $ (106,388)
Capital distributions                          -              -               -        (10,926)            -          (10,926)
Interest payments made by Phoenix
   Associates on senior notes                  -              -          10,381              -             -           10,381
Net loss                                       -              -               -         (2,846)            -           (2,846)
                                     --------------------------------------------------------------------------------------------
Balance, December 31, 1999                     1         11,501         (91,375)       (29,906)            -         (109,779)

Capital contributions                          -              -               -          5,000             -            5,000
Capital distributions                          -              -               -        (13,156)            -          (13,156)
Interest payments made by Phoenix
   Associates on senior notes                  -              -          10,556              -             -           10,556
Net income                                     -              -               -        168,703             -          168,703
Unrealized gain on investments                 -              -               -              -         1,300            1,300
                                                                                                                   --------------
Total comprehensive income                                                                                            170,003
                                     --------------------------------------------------------------------------------------------
Balance, December 31, 2000                     1         11,501         (80,819)       130,641         1,300           62,624

Capital contributions                          -              -               -              -             -
Capital distributions                          -              -               -        (10,556)            -          (10,556)
Interest payments made by Phoenix
   Associates on senior notes                  -              -          10,556              -             -           10,556
Net income                                     -              -               -          4,804             -            4,804
Change in unrealized gain on
   investments                                 -              -               -              -           528              528
                                                                                                                   --------------
Total comprehensive income                                                                                              5,332
                                     --------------------------------------------------------------------------------------------
Balance, December 31, 2001              $      1    $    11,501   $     (70,263)    $  124,889   $     1,828       $   67,956
                                     ============================================================================================


                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                              Year ended December 31,
                                                                      2001             2000              1999
                                                                -------------------------------------------------
Operating activities:
   Net income (loss)                                               $     4,804      $   168,703       $    (2,846)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                         628            6,474             7,769
     Interest expense paid by affiliate                                 10,556           10,556            10,556
     Provision for losses on trade accounts receivable                       -              367               918
     Gain on sale of common equity interest                                  -         (171,460)                -
     Dividend on preferred interest                                    (19,432)          (7,882)                -
     Changes in operating assets and liabilities:
       Trade accounts receivable                                             -             (516)            1,028
       Launch funds receivable                                               -                -            (1,474)
       Prepaid expenses and other current assets                             -              415            (1,681)
       Accounts payable and accrued expenses                                 -              567             5,811
       Due to related parties                                                -                -            (1,038)
                                                                -------------------------------------------------
   Net cash provided by (used in) operating activities                  (3,444)           7,224            19,043
                                                                -------------------------------------------------

Investing activities:
   Purchase of property and equipment                                        -          (19,943)          (26,656)
   Decrease in cash upon sale of common equity interest                      -           (1,004)                -
   Increase in intangible assets                                             -               (3)              (98)
                                                                -------------------------------------------------
   Net cash used in investing activities                                     -          (20,950)          (26,754)
                                                                -------------------------------------------------

Financing activities:
   Costs incurred in debt financing                                          -                -               (78)
   Principal payments on capital lease obligations                           -                -              (112)
   Capital distributions                                               (10,556)         (13,156)          (10,926)
   Proceeds from dividend on preferred interest                         14,000                -                 -
   Capital contributions                                                     -           12,000                 -
   Borrowings under senior credit facility                                   -           14,000            11,000
                                                                -------------------------------------------------
   Net cash provided by (used in) financing activities                   3,444           12,844              (116)
                                                                -------------------------------------------------

Net decrease in cash and cash equivalents                                    -             (882)           (7,827)
Cash and cash equivalents, beginning of year                                 -              882             8,709
                                                                -------------------------------------------------
Cash and cash equivalents, end of year                             $         -      $         -       $       882
                                                                =================================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                             $     3,444      $     3,444       $     3,680

Supplemental disclosure of significant non-cash
     financing activities:
In-substance contribution of proceeds related to senior
     notes                                                         $    10,556      $    10,556       $    10,381

                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Business Organization and Purpose

Coaxial Communications of Central Ohio, Inc. (the "Company"), an Ohio corporation, through its ownership of preferred interests (discussed below), has a 30% voting interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"). Insight Ohio operates a cable television system that provides basic and expanded cable services to homes in the eastern parts of Columbus, Ohio and surrounding areas.

In connection with the contribution of the Company's cable system ("the System") described below and with the issuance of the Senior Notes and Senior Discount Notes (Note 5) by the Company's majority shareholder, Coaxial LLC during 1998, the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of the Company's outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial LLC, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I, Coaxial Associates of Columbus II, Paxton Cable Television, Inc. and Paxton Communications, Inc.

On August 21, 1998, the Company and Insight Communications Company, L.P. ("Insight LP") entered into a contribution agreement (the "Contribution Agreement") pursuant to which the Company contributed substantially all of the assets and liabilities comprising the System to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("Insight Holdings"), a wholly owned subsidiary of Insight LP, contributed $10.0 million in cash to Insight Ohio. As a result of the Contribution Agreement, the Company owned 25% of the non-voting common equity and Insight Holdings owned 75% of the non-voting common equity of Insight Ohio. The Company also owns a $140.0 million Series A preferred equity interest and a $30.0 million Series B preferred equity interest of Insight Ohio (Note 2).

On August 8, 2000, Insight LP purchased the Company's 25% non-voting common equity interest in Insight Ohio. The purchase price was 800,000 shares of common stock of Insight LP's general partner, Insight Communications Company, Inc. ("Insight Inc.") and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of the Company and the Coaxial Entities. Additionally, the agreement was amended to incorporate 70% of Insight Ohio's total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio's total voting power into the preferred equity interests of Insight Ohio.

As a result of this transaction, the Company recorded a gain on the sale of its common equity interest of $171.5 million which is equal to the difference between the value of the shares of Insight Inc. common stock and cash received plus the fair value of a guaranteed security price adjustment ($20.1 million) as compared to the Company's recorded investment in Insight Ohio (net liability of $151.4 million) as of the transaction date. The accompanying consolidated financial statements include the accounts of Insight Ohio through August 8, 2000. As a result of the sale of the Company's common equity interest and change in voting interest, the Company no longer consolidates the accounts of Insight Ohio

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. Business Organization and Purpose (continued)

subsequent to August 8, 2000 and consequently has no operations.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

As a result of the Company's ownership of all of the voting equity of Insight Ohio through August 8, 2000, the accompanying financial statements include the accounts of Insight Ohio through such date. All inter-company balances have been eliminated in consolidation. Since Insight Ohio had a members' deficiency, the accompanying financial statements do not include a minority interest liability for Insight Holdings' 75% common equity interest in Insight Ohio for any period prior to August 8, 2000.

As a result of the sale of its common equity interest and change in voting interest, the Company no longer consolidates the accounts of Insight Ohio subsequent to August 8, 2000 and consequently has no operations.

Investments

Investments consist of 800,000 shares of common stock of Insight Inc. These securities are classified as available-for-sale under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

Investment in Affiliate

In connection with the Contribution Agreement, Insight Ohio issued to the Company a $140.0 million Series A preferred equity interest ("Series A Preferred Interest") and a $30.0 million Series B preferred equity interest ("Series B Preferred Equity Interest") (the "Preferred Interests"). These voting Preferred Interests provide for distributions to the Company and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the Senior Notes and the Senior Discount Notes issued by Coaxial LLC ("Senior Discount Notes") due in August 2008 with a maturity value of $55.9 million. The accreted value of the Senior Discount Notes was $45.6 million as of December 31, 2001.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies (continued)

Additionally, the Preferred Interests have liquidation preferences equal to the investment in affiliate balance.

Fair Value of Financial Instruments

The carrying amounts of current assets (excluding investments which are carried at fair value) and liabilities approximate their fair market value because of the immediate or short-term maturity of these financial instruments. The fair value of the Senior Notes was $143.5 million and $133.0 million as of December 31, 2001 and 2000, respectively.

Revenue Recognition

Prior to 2001, revenue includes service, connection and launch fees. Service fees are recorded in the month cable television and pay television services are provided to subscribers. Connection fees are charged for the hook-up of new customers and are recognized as current revenues. Launch fees are deferred and amortized over the period of the underlying contract.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily underwriting and professional fees incurred to negotiate and secure the senior notes. These costs are being amortized over the life of the senior notes.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred. Marketing and promotional expense, primarily for campaign and telemarketing-related efforts, was $758,000 and $1.3 million for the years ended December 31, 2000 and 1999, respectively.

In-Substance Allocation of Note Proceeds

Since both Phoenix and the Company are severally and jointly liable, the Senior Notes, deferred financing costs and associated interest expense are reflected in the Company's financial statements as well as a charge to the equity section representing an in-substance allocation of the proceeds from Phoenix's allocated portion of the Senior Notes. The Company accrues interest on the total Senior Note balance. When Phoenix makes interest payments, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Comprehensive Income

The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets. Comprehensive income for the years ended December 31, 2001 and 2000 is presented in the accompanying consolidated statements of changes in shareholders' equity (deficit).

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for fiscal years beginning after December 15, 2001 and requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. This pronouncement is not expected to have a material impact on the results of operations or statement of position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company will adopt this pronouncement beginning January 1, 2002. This pronouncement is not expected to have a material impact on the results of operations or statement of position of the Company.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. 401(k) Plan

Insight Ohio sponsors various 401(k) Plans (the "Plans") for the benefit of its' employees. All employees who have completed six months of employment and have attained the age of 18 are eligible to participate in the Plans. Insight Ohio's contributions to the Plans, which were equal to a portion of the employees' contributions up to 5% of the employees' wages, were $75,000 and $120,000 for the years ended December 31, 2000 and 1999, respectively.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Related Party Transactions

Through August 8, 2000, Insight Holdings managed the operations of Insight Ohio under an operating agreement dated August 21, 1998 which provided for a management fee equal to 3% of Insight Ohio's gross operating revenues. In connection with the purchase of Coaxial's 25% common equity interest in Insight Ohio, Insight Ohio's operating agreement was amended to provide for Insight LP to serve as manager of Insight Ohio. Fees under this operating agreement were $870,000 and $1.4 million for the years ended December 31, 2000 and 1999, respectively.

5. Notes Payable

On August 21, 1998, the Company and Phoenix Associates completed an offering of $140.0 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to the Company. Interest is payable in cash semi-annually on each February 15 and August 15. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio and contain certain financial and other debt covenants.

The Series A Preferred Interest pays distributions in an amount equal to the interest payments on the Senior Notes. The Series A Preferred Interest is owned by the Company and is pledged to Bank of New York, as trustee, for the benefit of the holders of the Senior Notes. The ability of the Phoenix and the Company to make scheduled payments with respect to the Senior Notes will depend on the financial and operating performance of Insight Ohio. The required payments on the Series A Preferred Interest equals the distributions to be made to the Company to service the Senior Notes.

In connection with the issuance of the Senior Notes, the Company incurred financing fees of $5.0 million that are being amortized over the life of the Senior Notes. Amortization expense for these deferred financing costs was $628,000 for each of the years ended December 31, 2001, 2000 and 1999. Interest expense on the Senior Notes was $14.0 million for each of the years ended December 31, 2001, 2000 and 1999.

6. Commitments and Contingencies

Operating Lease Agreements

Through August 8, 2000, the Company leased land for tower locations, office equipment, office space and vehicles under various operating lease agreements. Rental expense related to operating lease agreements was $84,000 and $126,000 for the years ended December 31, 2000 and 1999, respectively. These amounts exclude year-to-year utility pole leases of $114,000 and $191,000 for the years ended December 31, 2000 and 1999, which provide for payments based on the number of utility poles utilized.

                         Report of Independent Auditors

The General Partners
Phoenix Associates

We have audited the accompanying balance sheets of Phoenix Associates (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, the Company has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of the Company.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP

New York, New York
March 12, 2002

                               PHOENIX ASSOCIATES
                                 BALANCE SHEETS
                                 (in thousands)




                                                                December 31,
                                                              2001        2000
                                                         -----------------------
Assets

Interest receivable                                      $    531    $    373
Notes receivable - related parties                            550           -
                                                         -----------------------
   Total current assets                                     1,081         373

Due from related party                                        406         406
Notes receivable - related parties                              -         550
 Deferred financing costs, net of accumulated
   amortization of $2,112 and $1,484 as
   of December 31, 2001 and 2000, respectively              2,915       3,543
                                                         -----------------------
   Total assets                                          $  4,402    $  4,872
                                                         =======================

Liabilities and partners' deficit

Interest payable                                         $  5,250    $  5,250
                                                         -----------------------
   Total current liabilities                                5,250       5,250

Senior notes, including $34.4 million to be paid by
   Coaxial Communications of
   Central Ohio, Inc. (Note 4)                            140,000     140,000
                                                         -----------------------
   Total liabilities                                      145,250     145,250

Commitments and contingencies

Partners' deficit:
In-substance allocation of proceeds related to senior
   notes to be paid by Coaxial
   Communications of Central Ohio, Inc. (Note 2)          (22,877)    (26,321)
Partners' accumulated deficit                            (117,971)   (114,057)
                                                         -----------------------
   Total partners' deficit                               (140,848)   (140,378)
                                                         -----------------------
   Total liabilities and partners' deficit               $  4,402    $  4,872
                                                         =======================


                             See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                     Year ended December 31,
                                               2001         2000         1999
                                             ----------------------------------

Expenses:
   Amortization                              $   (628)    $   (628)    $   (628)

Interest income (expense):
   Interest income-related parties                158          158          158
   Interest expense                           (14,000)     (14,000)     (14,000)
                                             ----------------------------------
       Total interest expense, net            (13,842)     (13,842)     (13,842)

                                             ----------------------------------
Net loss                                     $(14,470)    $(14,470)    $(14,470)
                                             ==================================



                             See accompanying notes

                               PHOENIX ASSOCIATES
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)


                                                              In-substance
                                                             contributions
                                                             (allocations)     Partners'
                                                               related to     accumulated     Total partners'
                                                              senior notes      deficit           deficit
                                                             ------------------------------------------------
Balance, January 1, 1999                                        $ (33,209)     $(106,294)        $(139,503)
Capital contributions                                                   -         10,621            10,621
Interest payments made by Coaxial Communications of Central
   Ohio, Inc. on senior notes                                       3,444              -             3,444
Net loss                                                                -        (14,470)          (14,470)
                                                             ------------------------------------------------
Balance, December 31, 1999                                        (29,765)      (110,143)         (139,908)

Capital contributions                                                   -         10,556            10,556
Interest payments made by Coaxial Communications of Central
   Ohio, Inc. on senior notes                                       3,444              -             3,444
Net loss                                                                -        (14,470)          (14,470)
                                                             ------------------------------------------------
Balance, December 31, 2000                                        (26,321)      (114,057)         (140,378)

Capital contributions                                                   -         10,556            10,556
Interest payments made by Coaxial Communications of Central
   Ohio, Inc. on senior notes                                       3,444              -             3,444
Net loss                                                                -        (14,470)          (14,470)
                                                             ------------------------------------------------
Balance, December 31, 2001                                      $ (22,877)     $(117,971)        $(140,848)
                                                             ================================================



                             See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                               Year ended December 31,
                                                                            2001        2000        1999
                                                                          --------------------------------
Operating activities:
     Net loss                                                             $(14,470)   $(14,470)   $(14,470)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of deferred financing costs                              628         628         628
         Interest expense paid by affiliate                                  3,444       3,444       3,444
         Changes in operating assets and liabilities:
              Interest receivable                                             (158)       (158)       (158)
              Interest payable                                                   -           -         176
                                                                          --------------------------------
     Net cash used in operating activities                                 (10,556)    (10,556)    (10,380)
                                                                          --------------------------------

Financing activities:
     Capital contributions                                                  10,556      10,556      10,621
     Increase in deferred financing costs                                        -           -        (241)
                                                                          --------------------------------
     Net cash provided by financing activities                              10,556      10,556      10,380
                                                                          --------------------------------

Net decrease in cash                                                             -           -           -
Cash, beginning of year                                                          -           -           -
                                                                          --------------------------------
Cash, end of year                                                         $      -    $      -    $      -
                                                                          ================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                    $ 10,556    $ 10,556    $ 10,380

Supplemental disclosure of significant non-cash financing activities:
In-substance contribution related to senior notes to be paid by Coaxial
     Communications of Central Ohio, Inc.                                 $  3,444    $  3,444    $  3,444



                             See accompanying notes

                               PHOENIX ASSOCIATES
                         NOTES TO FINANCIAL STATEMENTS

1. Business Organization and Purpose

Phoenix Associates (the "Company") is a Florida general partnership originally organized for the purpose of purchasing promissory notes, mortgages, deeds of trust, debt securities and other types of securities and purchasing and acquiring rights in any loan agreements or other documents relating to those securities. The Company has no operations. The Company's ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the Company's owners. The Company is a co-issuer and joint and several obligor of the debt described in Note 4, along with an affiliate, Coaxial Communications of Central Ohio, Inc. ("Coaxial").

The Company consists of three separate LLC's whose sole members are individual partners who share profits and losses in the ratio of 67 1/2%, 22 1/2% and 10%, respectively.

Other related entities affiliated with the Company include Coaxial LLC, Coaxial Financing Corp., Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Communications of Southern Ohio, Inc., Coaxial Associates of Columbus I ("Columbus I"), Coaxial Associates of Columbus II ("Columbus II"), Paxton Cable Television, Inc. and Paxton Communications, Inc.

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

On August 8, 2000, Insight LP purchased Coaxial's 25% non-voting common equity interest in Insight Ohio. The purchase price was 800,000 shares of common stock of Insight LP's general partner, Insight Communications Company, Inc. and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"). Additionally, the agreement was amended to incorporate 70% of Insight Ohio's total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio's total voting power into the Preferred Interests of Insight Ohio.

Coaxial also owns a $140.0 million Series A preferred equity interest and a $30.0 million Series B preferred equity interest of Insight Ohio the ("Series A Preferred Interest" and "Series B Preferred Interest," respectively). These voting preferred equity interests provide for distributions to Coaxial equal in amount to the payments on the Senior Notes and Senior Discount Notes discussed in Note 4. Coaxial will make distributions that will enable the Company to fund the required payments on the senior notes.

                               PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies

Deferred Financing Costs

Deferred financing costs relate to costs, primarily underwriting and professional fees incurred to negotiate and secure the senior notes. These costs are being amortized over the life of the senior notes.

Fair Value of Financial Instruments

The fair value of the Senior Notes was $143.5 million and $133.0 million as of December 31, 2001 and 2000, respectively.

In-Substance Allocation of Note Proceeds

Since both Coaxial and the Company are severally and jointly liable, the Senior Notes, deferred financing costs and associated interest expense are reflected in the Company's financial statements as well as a charge to the equity section representing an in-substance allocation of the proceeds from Coaxial's allocated portion of the Senior Notes. The Company accrues interest on the total Senior Note balance. When Coaxial makes interest payments, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for fiscal years beginning after December 15, 2001 and requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. This pronouncement is not expected to have a material impact on the results of operations or statement of position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company will adopt this pronouncement beginning January 1, 2002. This pronouncement is not expected to have a material impact on the results of operations or statement of position of the Company.

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

                               PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. Related Party Transactions

Due From Related Party

Due from related party of $406,000 represents advances to Columbus I. Interest accrues on these advances at an annual rate of 5.5%. Interest income recorded on these advances for each of the years ended December 31, 2001, 2000 and 1999 was $22,000.

Notes Receivable

The Company had the following notes and accrued interest receivable from related parties at December 31, 2001 and 2000 (in thousands):

               Columbus I                                         $   2,349
               Columbus II                                              118
                                                                  ---------
               Total face amount of notes receivable                  2,467
               Less: Amounts in excess of purchase price             (1,917)
                                                                  ---------
               Notes and accrued interest receivable, net         $     550
                                                                  =========

Columbus I
----------

The $2,349,000 due from Columbus I represents a note, including past due interest that was added to the principal, which was purchased from CNA Financial Corporation on November 24, 1982. The Company recognized interest income, at an annual rate of 5.5%, of $129,000 for each of the years ended December 31, 2001, 2000 and 1999. The principal is due and payable to the Company on October 31, 2002.

                               PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Related Party Transactions (continued)

Columbus II
-----------

The $118,000 due from Columbus II represents a note, including past due interest that was added to the principal, which was purchased from CNA Financial Corporation on November 24, 1982. The Company recognized interest income, at an annual rate of 5.5%, of $6,500 for each of the years ended December 31, 2001, 2000 and 1999. The principal is due and payable to the Company on October 31, 2002.

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

These related entities are under the control of the Company's partners. The partners have represented that substantially all of these amounts will be settled among the parties. As a result, these notes are not being accreted to face value.

4. Notes Payable

On August 21, 1998, Coaxial and the Company completed an offering of $140.0 million 10% Senior Notes ("Senior Notes") due in August 2006. The proceeds of the Senior Notes were allocated $105.6 million to the Company and $34.4 million to Coaxial. Interest payments commenced on February 15, 1999. Interest is payable in cash semi-annually on each February 15 and August 15. The Senior Notes contain certain financial and other debt covenants.

The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140.0 million and pays distributions in an amount equal to the interest payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial and is pledged to Bank of New York, as trustee, for the benefit of the holders of the Senior Notes. Coaxial will utilize cash distributions on the Series A Preferred Interest to make payments on the Senior Notes, including distributions to the Company. Although the Company is a co-issuer of the Senior Notes, it has no substantial assets or any operations and will not have access to additional sources of cash flow other than contributions from Coaxial.

In connection with the issuance of the Senior Notes, Coaxial and the Company incurred financing fees of $5.0 million that are being amortized over the life of the Senior Notes.

                         Report of Independent Auditors

The Members
Insight Communications of Central Ohio, LLC

We have audited the accompanying balance sheets of Insight Communications of Central Ohio, LLC (the "Company") as of December 31, 2001 and 2000, and the related statements of operations and changes in members' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP
New York, New York
March 12, 2002

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                                  December 31,
                                                                                               2001            2000
                                                                                          --------------------------
Assets
Cash and cash equivalents                                                                 $    2,158      $    1,169
Trade accounts receivable, net of allowance for doubtful accounts of
  $158 and $390 as of December 31, 2001 and 2000, respectively                                 2,599           2,782
Launch funds receivable                                                                        1,327           1,936
Prepaid expenses and other assets                                                                401             437
                                                                                          --------------------------
   Total current assets                                                                        6,485           6,324

Fixed assets, net                                                                             91,673          76,587
Intangible assets, net                                                                           499             448
                                                                                          --------------------------
   Total assets                                                                           $   98,657      $   83,359
                                                                                          ==========================

Liabilities and members' deficit
Accounts payable                                                                          $    5,689      $    5,679
Accrued expenses and other liabilities                                                         1,331           1,383
Accrued programming costs                                                                      2,194           3,014
Deferred revenue                                                                               1,219             545
Interest payable                                                                                 232             786
Preferred interest distribution payable                                                        5,250           5,250
Due to affiliates                                                                              5,890           1,502
                                                                                          --------------------------
   Total current liabilities                                                                  21,805          18,159

Deferred revenue                                                                               1,559           2,005
Debt                                                                                          25,000          25,000
                                                                                          --------------------------
   Total liabilities                                                                          48,364          45,164

Commitments and contingencies

Preferred interests                                                                          185,713         180,281

Members' deficit                                                                            (135,420)       (142,086)
                                                                                          --------------------------
   Total liabilities and members' deficit                                                 $   98,657      $   83,359
                                                                                          ==========================

                             See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
            STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                                 (in thousands)

                                                                                          Year ended December 31,
                                                                                  2001            2000            1999
                                                                             --------------------------------------------
Revenue                                                                      $   55,494       $   49,749       $   46,747

Operating costs and expenses:
   Programming and other operating costs                                         22,129           19,509           16,863
   Selling, general and administrative                                           10,745           10,069            9,321
   Management fees                                                                1,664            1,493            1,435
   Depreciation and amortization                                                 13,397           10,882            7,148
                                                                             --------------------------------------------
Total operating costs and expenses                                               47,935           41,953           34,767

Operating income                                                                  7,559            7,796           11,980

Other income (expense):
   Interest expense                                                              (1,732)          (1,883)            (505)
   Interest income                                                                   50               91              208
   Other                                                                           (279)            (274)              92
                                                                             --------------------------------------------
        Total other expense, net                                                 (1,961)          (2,066)            (205)

Net income                                                                        5,598            5,730           11,775
Accrual of preferred interests                                                  (19,432)         (18,725)         (17,928)
                                                                             --------------------------------------------
Net loss attributable to common interests                                       (13,834)         (12,995)          (6,153)

Members' deficit, beginning of period                                          (142,086)        (149,491)        (144,718)
Capital contributions                                                            20,500           20,400            2,000
Capital distributions                                                                 -                -             (620)
                                                                             --------------------------------------------
Members' deficit, end of period                                              $ (135,420)      $ (142,086)      $ (149,491)
                                                                             ============================================


                             See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Year ended December 31,
                                                                              2001        2000           1999
                                                                        ------------------------------------------
Operating activities:
   Net income                                                           $     5,598   $    5,730    $    11,775
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           13,397       10,882          7,148
     Provision for losses on trade accounts receivable                        1,352        1,058            918
     Changes in operating assets and liabilities:
       Trade accounts receivable                                             (1,169)      (1,464)         1,028
       Launch funds receivable                                                  609         (462)        (1,474)
       Prepaid expenses and other assets                                         36         (190)        (1,681)
       Accounts payable and accrued expenses                                     10       (1,202)         5,749
       Due to affiliates                                                      3,190        1,643         (1,038)
                                                                        ------------------------------------------
   Net cash provided by operating activities                                 23,023       15,995         22,425
                                                                        ------------------------------------------

Investing activities:
   Purchase of property and equipment                                       (28,409)     (35,982)       (26,656)
   Purchase of intangible assets                                               (125)         (91)           (98)
                                                                        ------------------------------------------
   Net cash used in investing activities                                    (28,534)     (36,073)       (26,754)
                                                                        ------------------------------------------

Financing activities:
   Principal payments on capital lease obligations                                -          (35)          (112)
   Capital contributions                                                     20,500       20,400          2,000
   Capital distributions                                                          -            -           (620)
   Preferred interest distribution                                          (14,000)     (14,000)       (13,766)
   Borrowings under senior credit facility                                        -       14,000         11,000
                                                                        ------------------------------------------
   Net cash provided by (used in) financing activities                        6,500       20,365         (1,498)
                                                                        ------------------------------------------

Net increase (decrease) in cash and cash equivalents                            989          287         (5,827)
Cash and cash equivalents, beginning of year                                  1,169          882          6,709
                                                                        ------------------------------------------
Cash and cash equivalents, end of year                                  $     2,158   $    1,169    $       882
                                                                        ==========================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                  $     2,395   $    1,276    $       293



                             See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                         NOTES TO FINANCIAL STATEMENTS


1. Business Organization and Purpose

Insight Communications of Central Ohio, LLC (the "Company") provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas. The Company was formed on July 23, 1998 in order to acquire substantially all of the assets and liabilities comprising the cable system of Coaxial Communications of Central Ohio, Inc. ("Coaxial").

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

On August 21, 1998, Coaxial and Phoenix Associates, a related entity, issued $140.0 million of 10% Senior Notes ("Senior Notes") due in August 2006. The Senior Notes are non-recourse and are secured by the issued and outstanding Series A Preferred Interest and are conditionally guaranteed by the Company. On August 21, 1998, Coaxial Financing Corp. and Coaxial LLC, related entities, issued 12 7/8% Senior Discount Notes due in August 2008 ("Senior Discount Notes"). The Senior Discount Notes have a face amount of $55.9 million and resulted in gross proceeds of $30.0 million received upon issuance. The Senior Discount Notes are non-recourse and are secured by the issued and outstanding Series B Preferred Interest, 100% of the common stock of Coaxial and the notes issued by Coaxial DJM LLC and Coaxial DSM LLC to Coaxial LLC. The Senior Discount Notes are also conditionally guaranteed by the Company.

The Preferred Interests have distribution priorities that provide for distributions to Coaxial and indirectly to Phoenix Associates and Coaxial LLC in amounts equal to the payments required on the Senior Notes and the Senior Discount Notes. The accreted value of the Senior Discount Notes was $45.7 million as of December 31, 2001. Additionally, the Preferred Interests have liquidation preferences equal to their carrying value. Distributions by the Company are subject to certain financial covenants and other conditions set forth in its Senior Credit Facility.

On August 8, 2000, Insight LP purchased Coaxial's 25% non-voting common equity interest in the Company. The purchase price was 800,000 shares of common stock of Insight LP's general partner, Insight Communications Company, Inc. ("Insight Inc.") and cash in the amount of $2.6 million. In connection with the purchase, the Company's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"). Additionally, the agreement was amended to incorporate 70% of the Company's total voting power into the common equity interests of the Company and 30% of the Company's total voting power into the Preferred Interests of the Company.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                    NOTES TO FINANCIAL STATEMENTS CONTINUED


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

On January 5, 2001, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight LP and an indirect subsidiary of AT&T Broadband, LLC, completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Subsidiaries") for the acquisition of additional cable television systems valued at approximately $2.2 billion, including the common equity of the Company (the "AT&T Transactions"). As a result of the AT&T Transactions, Insight Midwest acquired all of Insight LP's wholly owned systems serving approximately 280,000 customers, including the approximately 85,000 customers served by the Company and including systems which Insight LP purchased from the AT&T Subsidiaries. At the same time, Insight Midwest acquired from the AT&T Subsidiaries systems serving approximately 250,000 customers.

The Company is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Midwest remains equally owned by Insight LP and AT&T Broadband, and Insight LP continues to serve as the general partner of Insight Midwest and manages and operates the Insight Midwest systems.

Although the financial results of the Company are consolidated into Insight Midwest as a result of the AT&T Transactions, for financing purposes, the Company is an unrestricted subsidiary under the indentures of Insight Midwest and Insight Inc. The Company's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place.

2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of current assets and liabilities approximate their fair market value because of the immediate or short-term maturity of these financial instruments.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                    NOTES TO FINANCIAL STATEMENTS CONTINUED


2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue includes fees received for service, connection and providing advertising spots. Service fees are recorded in the month the services are provided to customers. Connection fees are charged for the hook-up of new customers and are recognized as current revenues. Advertising fees are recorded in the month advertising spots are aired.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base consists of a number of homes concentrated in the central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. The Company had no significant concentrations of credit risk as of December 31, 2001 or 2000.

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

            Cable systems                             10 to 15 years
            Furniture & equipment                        7 years
            Leasehold improvements                    Life of lease

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $13.3 million, $10.9 million and $7.1 million, respectively.

The Company internally constructs certain cable systems. Construction costs capitalized include payroll, fringe benefits and other overhead costs associated with construction activity.

Intangible Assets

Franchise costs are amortized over the lives of the related franchises that range from 7 to 15 years. Other intangible assets are amortized over the estimated useful lives of the related assets up to 15 years.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                    NOTES TO FINANCIAL STATEMENTS CONTINUED


2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The carrying value of long-lived assets is reviewed if facts and circumstances suggest that that they may be impaired. Upon a determination that the carrying value of long-lived assets will not be recovered from the undiscounted future cash flows generated from such assets, the carrying value of such long-lived assets would be considered impaired and would be reduced by a charge to operations in the amount of the impairment based on fair value. Management believes that no impairment of long-lived assets existed at December 31, 2001 or 2000.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred. Marketing and promotional expense, primarily for campaign and telemarketing-related efforts, was $796,000, $1.3 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for fiscal years beginning after December 15, 2001 and requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. This pronouncement is not expected to have a material impact on the results of operations or statement of position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company will adopt this pronouncement beginning January 1, 2002. This pronouncement is not expected to have a material impact on the results of operations or statement of position of the Company.

Income Taxes

The Company is a limited liability corporation and does not provide for federal or state income taxes in its financial statements. In the event that the limited liability corporation election is terminated, deferred taxes related to book and tax temporary differences would be required to be reflected in the financial statements. As a limited liability company, the liability of the Company's members is limited to their respective investments.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                    NOTES TO FINANCIAL STATEMENTS CONTINUED


2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. 401(k) Plan

The Company sponsors various 401(k) Plans (the "Plans") for the benefit of its' employees. All employees who have completed six months of employment and have attained the age of 18 are eligible to participate in the Plans. The Company makes matching contributions equal to a portion of the employees' contribution up to 5% of the employees' wages. Effective April 1, 2001, 50% of the Company's matching contribution to the Plan is in the form of Insight Inc. common stock. Company contributions to the Plans were $176,000, $129,000 and $120,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

4. Credit Facility

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

As of December 31, 2001, the Company was not in compliance with one of the financial debt covenant requirements relating to the Senior Credit Facility. This non-compliance was waived by the Company's creditor. Additionally, the creditor amended this debt covenant requirement to reflect the Company's prospective capital expenditure plans. Additionally, the creditor amended the timing of the Company's principal payments to be due as follows: $0 (2002); $5.0 million (2003) and $20.0 million (2004).

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                     NOTES TO FINANCIAL STATEMENTS CONTINUED


4. Credit Facility (continued)

Interest expense including fees paid to the lender was $1.7 million, $1.9 million and $500,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average interest rate in effect as of December 31, 2001 and 2000 was 4.28% and 8.84%, respectively.

5. Related Party Transactions

Through August 8, 2000, Insight Holdings managed the operations of the Company under an operating agreement dated August 21, 1998 that provided for a management fee equal to 3% of the Company's gross operating revenues. In connection with the purchase of Coaxial's 25% common equity interest in the Company, the Company's operating agreement was amended to provide for Insight LP to serve as manager of the Company. Fees under this operating agreement were $1.7 million, $1.5 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company purchases substantially all of its pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $6.2 million for the years ended December 31, 2001. As of December 31, 2001, $1.6 million of accrued programming costs were due to affiliates of AT&T Broadband. Management believes that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

6. Long-Lived Assets

Fixed Assets

Fixed assets consist of:

                                                                        December 31,
                                                                   2001             2000
                                                             -----------------------------------
                                                                       (in thousands)

        Land, buildings and improvements                     $        1,418   $        1,394
        Cable equipment                                             167,922          139,573
        Furniture, fixtures and office equipment                        496              460
                                                             -----------------------------------
                                                                    169,836          141,427
        Less accumulated depreciation and amortization              (78,163)         (64,840)
                                                             -----------------------------------
                Total fixed assets                           $       91,673   $       76,587
                                                             ===================================

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                    NOTES TO FINANCIAL STATEMENTS CONTINUED


6. Long-Lived Assets (continued)

Intangible Assets

Intangible assets consist of:

                                                                        December 31,
                                                                   2001             2000
                                                             -----------------------------------
                                                                       (in thousands)
        Franchise costs                                        $      7,732   $        7,606
        Other intangible assets                                         268              268
                                                             -----------------------------------
                                                                      8,000            7,874
        Less accumulated amortization                                (7,501)          (7,426)
                                                             -----------------------------------
                Total intangible assets                        $        499   $          448
                                                             ===================================


7. Commitments and Contingencies

Programming Contracts

The Company enters into long-term contracts with third parties who provide programming for distribution over the Company's cable television systems. These programming contracts are a significant part of our business and represent a substantial portion of our operating costs. Since future fees under such contracts are based on numerous variables, including number and type of customers, the Company has not recorded any liabilities with respect to such contracts.

Operating Lease Agreements

The Company leases land for tower locations, office equipment, office space and vehicles under various operating lease agreements. Rental expense related to operating lease agreements was $124,000, $144,000 and $126,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts exclude year-to-year utility pole leases of $193,000, $196,000 and $191,000 for the years ended December 31, 2001, 2000 and 1999, which provide for payments based on the number of utility poles utilized.

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                     NOTES TO FINANCIAL STATEMENTS CONTINUED


7. Commitments and Contingencies (continued)

Future minimum rental commitments required under non-cancelable operating leases as of December 31, 2001 were (in thousands):

        2002                                $          64
        2003                                           17
        2004                                            8
        2005                                            8
        2006                                            8
        Thereafter                                    193
                                           --------------
             Total                          $         298
                                           ==============

Litigation

The Company is party in or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on the Company's future results of operations or financial position.