Form 10-Q
period 2002-03-31
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; PHOENIX ASSOCIATES
filed 2002-05-15
CIK 1070241, 1070242, 724332

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2002

                   Commission File Numbers:       333-63677-02
                                                  333-63677-01
                                                  333-63677
                            ----------------------

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

                                (917) 286-2300
              (Registrants' telephone number, including area code)
                            ----------------------

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

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                       March 31,      December 31,
                                                         2002            2001
                                                    --------------------------------
                                                     (unaudited)
Assets
Investments                                           $  16,760         $  19,328
Dividend receivable                                       1,750             5,250
                                                    --------------------------------
   Total current assets                                  18,510            24,578

Deferred financing costs, net                             2,758             2,915
Investment in affiliate                                 187,168           185,713
                                                    --------------------------------
   Total assets                                       $ 208,436         $ 213,206
                                                    ================================

Liabilities and shareholders' equity
Accrued interest                                      $   1,750         $   5,250
                                                    --------------------------------
   Total current liabilities                              1,750             5,250

Senior notes, including $105.6 million
to be paid by Phoenix Associates                        140,000           140,000
                                                    --------------------------------
   Total liabilities                                    141,750           145,250

Commitments and contingencies

Shareholders' equity:
Common stock; $1 par value; 2,000 shares
   authorized; 1,080 shares issued and
   outstanding as of March 31, 2002 and
   December 31, 2001                                          1                 1
Paid in capital                                          11,501            11,501
In-substance allocation of proceeds related
   to senior notes to be paid by
   Phoenix Associates                                   (64,985)          (70,263)
Retained earnings                                       120,909           124,889
Accumulated other comprehensive income (loss)              (740)            1,828
                                                    --------------------------------
   Total shareholders' equity                            66,686            67,956
                                                    --------------------------------
   Total liabilities and shareholders' equity         $ 208,436         $ 213,206
                                                    ================================

                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                  (in thousands)

                                                      Three months ended March 31,
                                                        2002             2001
                                                    --------------------------------
Expenses:
Amortization                                          $    157          $    157

Other income (expense):
   Interest expense                                     (3,500)           (3,500)
   Dividend on preferred interests                       4,955             4,766
                                                    --------------------------------
        Total other income, net                          1,455             1,266

                                                    --------------------------------
Net income                                            $  1,298          $  1,109
                                                    ================================

                             See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                       Three months ended March 31,
                                                         2002             2001
                                                     --------------------------------

Operating activities:
   Net income                                          $  1,298          $  1,109
   Adjustments to reconcile net income to net
     cash used in operating activities:
     Amortization                                           157               157
     Interest expense paid by affiliate                   2,639             2,639
     Dividend on preferred interest                      (4,955)           (4,766)
     Changes in operating assets and liabilities:
       Accrued interest                                    (861)             (861)
                                                     --------------------------------
   Net cash used in operating activities                 (1,722)           (1,722)
                                                     --------------------------------

Financing activities:
   Capital distributions                                 (5,278)           (5,278)
   Proceeds from dividend on preferred interest           7,000             7,000
                                                     --------------------------------
   Net cash provided by financing activities              1,722             1,722
                                                     --------------------------------

Net change in cash and cash equivalents                       -                 -
Cash and cash equivalents, beginning of period                -                 -
                                                     --------------------------------
Cash and cash equivalents, end of period               $      -          $      -
                                                     ================================

                            See accompanying notes

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

The Company and Phoenix are co-issuers of the Senior Notes. The ability of the Company and Phoenix to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A preferred equity interest to the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS (CONTINUED)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Senior Notes was $141.9 million and $143.5 million as of March 31, 2002 and December 31, 2001, respectively.

4. COMPREHENSIVE INCOME AND LOSS

Comprehensive income (loss) totaled ($1.3) million and $3.5 million for the three months ended March 31, 2002 and 2001, respectively. The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

                               PHOENIX ASSOCIATES
                                 BALANCE SHEETS
                                 (in thousands)

                                                       March 31,        December 31,
                                                         2002               2001
                                                    ----------------------------------
                                                      (unaudited)
Assets
Interest receivable                                   $      570         $      531
Notes receivable - related parties                           550                550
                                                    ----------------------------------
   Total current assets                                    1,120              1,081

Due from related party                                       406                406
 Deferred financing costs, net                             2,758              2,915
                                                    ----------------------------------
   Total assets                                       $    4,284         $    4,402
                                                    ==================================

Liabilities and partners' deficit
Interest payable                                      $    1,750         $    5,250
                                                    ----------------------------------
   Total current liabilities                               1,750              5,250

Senior notes, including $34.4 million
   to be paid by Coaxial Communications of
   Central Ohio, Inc.                                    140,000            140,000
                                                    ----------------------------------
   Total liabilities                                     141,750            145,250

Commitments and contingencies

Partners' deficit:
In-substance allocation of proceeds related
   to senior notes to be paid by Coaxial
   Communications of Central Ohio, Inc.                  (21,155)           (22,877)
Partners' accumulated deficit                           (116,311)          (117,971)
                                                    ----------------------------------
   Total partners' deficit                              (137,466)          (140,848)
                                                    ----------------------------------
   Total liabilities and partners' deficit            $    4,284         $    4,402
                                                    ==================================

                             See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                                     Three months ended March 31,
                                                        2002            2001
                                                    -------------   --------------

Expenses:
   Amortization                                       $   (157)       $   (157)

Interest income (expense):
   Interest income-related parties                          39              39
   Interest expense                                     (3,500)         (3,500)
                                                    -------------   --------------
       Total interest expense, net                      (3,461)         (3,461)

                                                    -------------   --------------
Net loss                                              $ (3,618)       $ (3,618)
                                                    =============   ==============

                             See accompanying notes

                               PHOENIX ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                  (in thousands)

                                                      Three months ended March 31,
                                                        2002               2001
                                                    -------------      -------------
Operating activities:
     Net loss                                         $ (3,618)          $ (3,618)
     Adjustments to reconcile net loss to
         net cash used in operating
         activities:
         Amortization                                      157                157
         Interest expense assumed by affiliate             861                861
         Changes in operating assets and
              liabilities:
              Interest receivable                          (39)               (39)
              Interest payable                          (2,639)            (2,639)
                                                    -------------      -------------
     Net cash used in operating activities              (5,278)            (5,278)
                                                    -------------      -------------

Financing activities:
     Capital contributions                               5,278              5,278
                                                    -------------      -------------
     Net cash provided by financing activities           5,278              5,278
                                                    -------------      -------------

Net change in cash                                           -                  -
Cash, beginning of period                                    -                  -
                                                    -------------      -------------
Cash, end of period                                   $      -           $      -
                                                    =============      =============

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

The Company and Coaxial are co-issuers of the Senior Notes. The ability of the Company and Coaxial to make scheduled payments with respect to the Senior Notes is dependent on the financial and operating performance of Insight Ohio. The required distributions on the Series A preferred equity interest to Coaxial and ultimately the Company is designed to provide the cash flow necessary to service the debt requirements on the Senior Notes.

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

                              PHOENIX ASSOCIATES
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Senior Notes was $141.9 million and $143.5 million as of March 31, 2002 and December 31, 2001, respectively.

                INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                               BALANCE SHEETS
                               (in thousands)

                                                       March 31,        December 31,
                                                         2002               2001
                                                    ----------------------------------
                                                      (unaudited)
Assets
Cash and cash equivalents                             $    5,249         $    2,158
Trade accounts receivable, net of
  allowance for doubtful accounts
  of $177 and $158
  as of March 31, 2002 and
  December 31, 2001, respectively                          2,105              2,599
Launch funds receivable                                    1,181              1,327
Prepaid expenses and other assets                            428                401
                                                    ----------------------------------
  Total current assets                                     8,963              6,485

Fixed assets, net                                         92,787             91,673
Intangible assets, net                                       529                499
                                                    ----------------------------------
  Total assets                                        $  102,279         $   98,657
                                                    ==================================

Liabilities and members' deficit
Accounts payable                                      $    4,306         $    5,689
Accrued expenses and other liabilities                     1,771              1,321
Accrued property taxes                                       437                 10
Accrued programming costs                                  2,192              2,194
Deferred revenue                                           1,054              1,219
Debt, current portion                                      1,250                 -
Interest payable                                             170                232
Preferred interest distribution payable                    1,750              5,250
Due to affiliates                                          5,807              5,890
                                                    ----------------------------------
  Total current liabilities                               18,737             21,805

Deferred revenue                                             928              1,559
Debt                                                      23,750             25,000
                                                    ----------------------------------
  Total liabilities                                       43,415             48,364

Commitments and contingencies

Preferred interests                                      187,168            185,713

Members' deficit                                        (128,304)          (135,420)
                                                    ----------------------------------
  Total liabilities and members' deficit              $  102,279         $   98,657
                                                    ==================================

                            See accompanying notes

                 INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                          STATEMENTS OF OPERATIONS
                                (unaudited)
                               (in thousands)

                                                       Three months ended March 31,
                                                         2002               2001
                                                    ---------------     --------------

Revenue                                               $   15,040          $   13,491

Operating costs and expenses:
  Programming and other operating costs                    5,680               5,096
  Selling, general and administrative                      2,989               2,902
  Management fees                                            439                 396
  Depreciation and amortization                            3,680               2,720
                                                    ---------------     --------------
Total operating costs and expenses                        12,788              11,114

Operating income                                           2,252               2,377

Other income (expense):
  Interest expense                                          (211)               (502)
  Interest income                                              2                  15
  Other                                                       28                  24
                                                    ---------------     ---------------
    Total other expense, net                                (181)               (463)

Net income                                                 2,071               1,914
Accrual of preferred interests                            (4,955)             (4,766)
                                                    ---------------     ---------------
Net loss attributable to common interests             $   (2,884)         $   (2,852)
                                                    ===============     ===============

                            See accompanying notes

                 INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                       Three months ended March 31,
                                                         2002               2001
                                                    --------------      --------------

Operating activities:
  Net income                                          $   2,071           $   1,914
  Adjustments to reconcile net income to
   net cash provided by
   operating activities:
   Depreciation and amortization                          3,680               2,720
   Provision for losses on trade accounts
    receivable                                              303                 306
   Changes in operating assets and liabilities:
    Trade accounts receivable                               191                 562
    Launch funds receivable                                 146                 266
    Prepaid expenses and other assets                       (27)               (164)
    Accounts payable and accrued expenses                (1,449)             (3,184)
                                                    --------------      --------------
  Net cash provided by operating activities               4,915               2,420
                                                    --------------      --------------

Investing activities:
  Purchase of property and equipment                     (4,784)             (3,505)
  Purchase of intangible assets                             (40)                  -
                                                    --------------      --------------
  Net cash used in investing activities                  (4,824)             (3,505)
                                                    --------------      --------------

Financing activities:
  Capital contributions                                  10,000               8,382
  Preferred interest distribution                        (7,000)             (7,000)
                                                    --------------      --------------
  Net cash provided by financing activities               3,000               1,382
                                                    --------------      --------------
Net increase in cash and cash equivalents                 3,091                 297
Cash and cash equivalents, beginning of period            2,158               1,169
                                                    --------------      --------------
Cash and cash equivalents, end of period              $   5,249           $   1,466
                                                    ==============      ==============

                            See accompanying notes

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS CONTINUED

1. BUSINESS ORGANIZATION AND PURPOSE

Insight Communications of Central Ohio, LLC (the "Company") is a subsidiary of Insight Holdings of Ohio, LLC which owns 100% of its common equity, which is a wholly owned subsidiary of Insight Midwest, L.P. ("Insight Midwest"). Insight Midwest is equally owned by Insight Communications Company L.P. ("Insight LP") and AT&T Broadband. Insight LP, as general partner and manager of Insight Midwest, manages and operates the Company's systems. The Company provides basic and expanded cable television services to homes in the eastern parts of Columbus, Ohio and surrounding areas.

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. ACCOUNTING FOR FRANCHISE FEES

The Company has historically recorded reimbursements of franchise fees from customers as an offset to franchise fee expense included as a component of selling, general and administrative expense. In November 2001, the Financial Accounting Standards Board concluded that reimbursements received by a vendor from a customer should be reflected as revenues and not as a reduction of expenses. On March 12, 2002, the Securities Exchange Commission staff concluded that as a result of this guidance, it expected all cable television companies to present franchise fees in their statements of operations in this manner. Consequently, beginning January 1, 2002, the Company has presented reimbursements of

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS CONTINUED

3. ACCOUNTING FOR FRANCHISE FEES (CONTINUED)

franchise fees as revenues and franchise fee payments as expenses in the accompanying statements of operations. Additionally, the Company has adjusted the prior period amounts to reflect such presentation. The effect on the prior period statement of operations was to increase both revenue and selling, general and administrative costs by $379,000.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial position or results of operations.

5. COMMITMENTS AND CONTINGENCIES

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

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                   NOTES TO FINANCIAL STATEMENTS CONTINUED

6. RELATED PARTY TRANSACTIONS

Management Fees

The Company pays Insight LP management fees of approximately 3% of its revenue to serve as manager of the Company's cable systems. Fees under this operating agreement were $439,000 and $396,000 for the three months ended March 31, 2002 and 2001, respectively.

Progamming

The Company purchases substantially all of its pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $1.7 million and $1.9 million for the three months ended March 31, 2002 and 2001. As of March 31, 2002 and December 31, 2001, $1.1 million and $1.6 million of accrued programming costs were due to affiliates of AT&T Broadband. The Company believes that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes that are included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import, which concern, among other things, the operations, economic performance and financial condition of Insight Communications of Central Ohio, LLC ("Insight Ohio" or the "System"). All statements other than statements of historical fact included in this report regarding Coaxial Communications of Central Ohio, Inc. ("Coaxial"), Phoenix Associates ("Phoenix") and Insight Ohio (collectively the "Companies") or any of the transactions described in this report, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Such forward-looking statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Companies and reflect future business decisions that are subject to change. Although the management of the Companies believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation:

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

  . the fact that Coaxial and Phoenix have no significant assets other than Coaxial's ownership of the Preferred Interest in Insight Ohio and equity investments; and

  . the fact that the indenture governing the terms of the Senior Notes imposes restrictions on Coaxial, Phoenix and Insight Ohio and the Senior Credit Facility of the System imposes restrictions on Insight Ohio.

Management of the Companies does not intend to update these forward-looking statements.

Coaxial and Phoenix do not conduct any business and are dependent upon the cash flow of the System to meet their obligations under the Senior Notes. Insight Communications Company, LP ("Insight LP") serves as the manager of the System.

The following discussion relates to the operations of the System for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

OVERVIEW

The System relies on Insight LP, for all of its strategic, managerial, financial and operational oversight and advice. Insight LP also centrally purchases programming and equipment and provides the associated discount to the System. In exchange for all such services provided to the System and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility and the Senior Notes, Insight LP receives management fees of approximately 3.0% of gross operating revenue of the System. Such management fees are payable only after distributions have been made with respect to the Preferred Interests and only to the extent that such payments would be permitted by an exception to the restricted payments covenants of the Senior Notes as well as Insight Ohio's Senior Credit Facility.

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

The Company has historically recorded reimbursements of franchise fees from customers as an offset to franchise fee expense included as a component of selling, general and administrative expense. In November 2001, the Financial Accounting Standards Board concluded that reimbursements received by a vendor from a customer should be reflected as revenues and not as a reduction of expenses. On March 12, 2002, the Securities Exchange Commission staff concluded that as a result of this guidance, it expected all cable television companies to present franchise fees in their statements of operations in this manner. Consequently, beginning January 1, 2002, the Company has presented reimbursements of franchise fees as revenues and franchise fee payments as expenses in the accompanying statements of operations. Additionally, the Company has adjusted the prior period amounts to reflect such presentation. The effect on the prior period statement of operations was to increase both revenue and selling, general and administrative costs by $379,000.

The following table is derived for the periods presented from the System's financial statements that are included in this report and sets forth certain statement of operations data for the System:

                                                       Three months ended March 31,
                                                         2002               2001
                                                    --------------      --------------

Revenue                                               $   15,040          $   13,491
Operating costs and expenses:
   Programming and other operating costs                   5,680               5,096
   Selling, general and administrative                     2,989               2,902
   Management fees                                           439                 396
   Depreciation and amortization                           3,680               2,720
                                                    --------------      --------------
Total operating costs and expenses                        12,788              11,114
                                                    --------------      --------------
Operating income                                           2,252               2,377
EBITDA                                                     5,960               5,121
Interest expense                                             211                 502
Net income                                                 2,071               1,914
Net cash provided by operating activities                  4,915               2,420
Net cash used in investing activities                      4,824               3,505
Net cash provided by financing activities                  3,000               1,382

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenue for the three months ended March 31, 2002 increased $1.5 million or 11.5% to $15.0 million from $13.5 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, customers served averaged approximately 86,800 compared to approximately 85,700 during the three months ended March 31, 2001. The increase in revenue was primarily attributable to gains in our high-speed and digital services with revenue increases quarter over quarter of 120.0% and 33.7%. In addition, our basic cable service increased $382,000 or 5.4% primarily due to basic cable rate increases that took effect in the second quarter of 2001 and continued customer growth during the quarter.

Revenue by service offering was as follows for the three months ended March 31, (in thousands):

                           2002                     2001
                          Revenue      % of        Revenue      % of
                        by Service     Total      by Service    Total
                         Offering     Revenue      Offering    Revenue
                        ----------   --------    -----------  --------
Basic                     $ 7,519       50.0%      $ 7,137       52.9%
Premium                     1,607       10.7%        1,732       12.8%
Pay-per-view                  162        1.1%          292        2.2%
Digital                     1,190        7.9%          890        6.6%
Advertising sales           1,071        7.1%          831        6.2%
Data services               1,594       10.6%          725        5.4%
Franchise fees                399        2.7%          379        2.8%
Other                       1,498        9.9%        1,505       11.1%

                        ----------   --------    -----------  --------

Total                     $15,040      100.0%      $13,491      100.0%
                        ==========   ========    ===========  ========

RGUs (Revenue Generating Units) were approximately 127,800 as of March 31, 2002 compared to approximately 111,300 as of March 31, 2001. This represents an annual growth rate of 14.8%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer for the three months ended March 31, 2002 was $57.76 compared to $52.49 for the three months ended March 31, 2001. Average monthly revenue per basic customer for digital and high-speed data services was $10.69 for the three months ended March 31, 2002 compared to $6.28 for the three months ended March 31, 2001. As of March 31, 2002, there were approximately 26,000 digital customers compared to approximately 17,900 digital customers as of March 31, 2001, representing a penetration of 33.9% and 28.7%, respectively. As of March 31, 2002, there were approximately 14,100 high-speed data customers compared to approximately 7,500 high-speed data customers as of March 31, 2001, representing a penetration of 8.3% and 5.2%, respectively.

Programming and other operating costs increased $584,000 or 11.5% to $5.7 million for the three months ended March 31, 2002 from $5.1 million for the three months ended March 31, 2001. The increase was primarily attributable to increased programming rates associated with the Company's classic service and an increase in property taxes offset by decreases in costs related to digital and high-speed data services.

Selling, general and administrative expenses remained relatively flat from the prior year quarter. The increase of $87,000 or 3.0% to $3.0 million for the three months ended March 31, 2002 from $2.9 million for the three months ended March 31, 2001 was primarily attributable to increased corporate overhead expenses during the quarter.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of gross revenues.

Depreciation and amortization expense for the three months ended March 31, 2002 increased $960,000 or 35.3% to $3.7 million from $2.7 million for the three months ended March 31, 2001. This increase was primarily attributable to increased capital expenditures associated with the rebuild of plant and launch of new services.

EBITDA increased 16.4% to $6.0 million for the three months ended March 31, 2002 from $5.1 million for the three months ended March 31, 2001. This increase was primarily due to the 11.5% increase in revenue.

Interest expense for the three months ended March 31, 2002 decreased $291,000 or 58.0% to $211,000 from $502,000 for the three months ended March 31, 2001. This decrease was primarily attributable to lower interest rates.

For the three months ended March 31, 2002, the net income was $2.1 million primarily for the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $4.8 million for the three months ended March 31, 2002. These expenditures were primarily for the upgrade of the System and plant expansions. Capital expenditures were financed by cash flows from operations and capital contributions.

Cash provided by operations for the three months ended March 31, 2002 and 2001 was $4.9 million and $2.4 million, respectively. The increase was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

Cash used in investing activities for the three months ended March 31, 2002 and 2001 was $4.8 million and $3.5 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

Cash provided by financing activities for the three months ended March 31, 2002 was $3.0 million. This was comprised of capital contributions from Insight Midwest of $10.0 million offset by distributions on preferred interests of $7.0 million. Cash provided by financing activities for the three months ended March 31, 2001 was $1.4 million consisting of capital contributions of $8.4 million, less distributions on preferred interests of $7.0 million.

The Senior Credit Facility contains covenants restricting, among other things, the Company's ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. Given current operating conditions and projected results of operations, we anticipate full compliance with this credit facility agreement for the foreseeable future.

The following summarizes our contractual obligations as of March 31, 2002, including periods in which the related payments are due:

                                         2003        2005
                              2002      to 2004     to 2006     Thereafter      Total
                          ---------------------------------------------------------------

Long-term debt              $     -    $ 25,000    $       -     $      -     $  25,000
Operating leases                 48          25           16          193           282
Preferred interests           7,000      35,193      175,387       66,659       284,239
                          ---------------------------------------------------------------
 Total cash obligations     $ 7,048    $ 60,218    $ 175,403     $ 66,852     $ 309,521
                          ===============================================================

Due to the increased capital expenditures, management determined that cash flows from operations will not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, Insight Midwest has committed to provide capital contributions to fund cash requirements through the year ending December 31, 2002. Insight Midwest contributed $10.0 million to Insight Ohio during the three months ended March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Companies do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose them to market risk, interest rate, foreign currency exchange, commodity price or equity price risk. The Companies have not entered into forward or future contracts, purchased options or entered into swap agreements.

Insight Ohio's Senior Credit Facility bears interest at floating rates. Accordingly, Insight Ohio is exposed to potential losses related to changes in interest rates. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase projected annual interest expense by $250,000. The Senior Notes issued by Coaxial and Phoenix bear interest at fixed rates.

The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Notes as of March 31, 2002 was $141.9 million and $140.0 million, respectively.

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     10.1 First Amendment, dated as of June 30, 2000, to the Revolving Credit Agreement
     10.2 Second Amendment, dated as of June 30, 2000, to the Revolving Credit Agreement
     10.3 Third Amendment, dated as of March 4, 2002, to the Revolving Credit Agreement

(b) Reports on Form 8-K:

    None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002              Coaxial Communications of Central Ohio, Inc.
                                 (Registrant)

                                 By: /s/ Dinesh C. Jain
                                 ----------------------
                                 Dinesh C. Jain
                                 Senior Vice President and Chief
                                 Financial Officer
                                 Insight Communications Company, Inc.
                                 (Principal Financial Officer)

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002             Phoenix Associates
                                (Registrant)

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

Dated: May 15, 2002             Insight Communications of Central Ohio, LLC
                                (Registrant)

                                By: /s/ Dinesh C Jain
                                ---------------------
                                Dinesh C Jain
                                Senior Vice President and Chief
                                Financial Officer
                                Insight Communications Company, Inc.
                                (Principal Financial Officer)