Form 10-K
period 2002-12-31
COAXIAL COMMUNICATIONS OF CENTRAL OHIO INC; INSIGHT COMMUNICATIONS OF CENTRAL OHIO LLC; PHOENIX ASSOCIATES
filed 2003-03-28
CIK 1070241, 1070242, 724332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable

         Indicate by check mark whether any registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).         Yes    No X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants: Not Applicable

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

Overview

         Insight Ohio owns and operates a cable television system in the Columbus, Ohio metropolitan area (the "System"). As of December 31, 2002, the System passed approximately 198,700 homes and served approximately 88,100 basic customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the System's customers are served from a single headend allowing for efficient capital deployment for new services. A headend processes signals received for distribution to customers over our network. Insight Communications Company, Inc. ("Insight"), through its wholly-owned subsidiary Insight Communications Company, L.P., serves as the manager of the System.

The System

         The System serves the eastern portion of the City of Columbus and surrounding suburban communities. The City of Columbus is the 34th largest designated market area ("DMA") in the United States, is the capital of Ohio and is the home of The Ohio State University. Besides the state government and university, the Columbus economy is well diversified with a significant presence of prominent companies such as The Limited, Merck, Wendy's, Nationwide Insurance, Borden and Worthington Industries. The median household income of the System's service area is approximately $40,300 per year, while the median family income is approximately $50,600 per year. As of December 31, 2002, the System passed approximately 198,700 homes and served approximately 88,100 basic customers from a single headend.

         The System enjoys a high level of population growth in the suburban communities east of Columbus. Since December 31, 1996, approximately 37,600 homes passed have been added to the System through new plant extensions, primarily in new housing developments. This represents a 3.5% compound annual growth rate of homes passed for the System for the six years ended December 31, 2002.

         Portions of the System operate in a competitive environment. Customers in those areas have access to two wired cable television providers -- Insight Ohio and WideOpenWest which acquired the assets of Ameritech in December 2001. The System also competes with direct broadcast satellite television systems ("DBS") and multipoint multichannel distribution systems ("MMDS"). The areas of the System served by both Insight Ohio and WideOpenWest pass approximately 129,100 homes, representing 65% of the System's total homes passed. In this competitive environment, the System's basic customers decreased from approximately 86,000 at the end of 1995, prior to Ameritech's entry into the marketplace, to approximately 84,200 as of December 31, 1999 but has steadily increased to approximately 88,100 as of December 31, 2002.

         As of December 31, 2002, the System had 2,600 miles of plant, including 1,900 miles of 870 MegaHertz (MHz) capacity, or "bandwidth," plant and 700 miles of 450 MHz. Approximately 91% of Insight Ohio's customers are served by its upgraded network which enables delivery of an advanced suite of entertainment, information and communications services, including interactive digital video, high-speed data access and telephone services. Insight Ohio's upgrade efforts are continuing.

The Manager

         Insight is the ninth largest cable television system operator in the United States based on customers served. Through its wholly-owned and managed systems, Insight currently serves approximately 1.4 million customers, all of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our manager's communications network is tightly-grouped, or "clustered," with approximately 95% of our manager's customers served from fourteen headends after giving effect to the remaining network upgrades of its Illinois systems, expected to be substantially completed by mid-2003. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. Clustering enables our manager to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and clustering has enabled Insight to offer, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephone services.

         We have entered into long-term agreements with Comcast Cable Holdings, LLC (formerly known as AT&T Broadband, LLC) to facilitate the delivery of local telephone services. Telephone services recently have been deployed in areas within Columbus, and are available to approximately 73,500 households. Under the terms of these agreements, we lease for a fee certain capacity on our network to Comcast Cable. We also provide certain services and support for which we receive additional payments. The capital required to deploy telephone over our networks is shared, with Comcast Cable responsible for switching and transport facilities.

Insight Business Strategy

         Our manager's strategy is to become a competitive, full-service provider of entertainment, information and communications services. This strategy is centered on the deployment of new and enhanced products and services for the communities served by our networks and consists of the following elements:

      o Focus on operating large, tightly-grouped clusters of cable systems with attractive technical and demographic profiles;

      o  Expeditiously upgrade our network;

      o Introduce new and enhanced products and services, including interactive Insight Digital service, high-speed data service and telephone service;

      o Leverage strong local presence to enhance customer and community relations; and

      o  Pursue value-enhancing transactions in nearby or adjacent geographies.

         Our manager's marketing strategy is to offer our customers an array of entertainment, information and communications services on a bundled basis. By bundling our products and services, we provide our customers with an increased choice of services in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention. Our manager began deploying new and enhanced products and services, such as interactive digital video and high-speed data access, during 1999, and we have launched a telephone service alternative to SBC (Ameritech) through our arrangement with Comcast Cable.

         The System is an integral part of Insight's long-term business strategy. The System has a strong market presence in a state capital and academic center with a diverse, growing economy. All of the System's customers are served from a single headend allowing for efficient capital deployment for new services. Moreover, Insight Ohio estimates that it serves approximately 91% of the subscribers in the System with upgraded network. Insight Ohio began launching the interactive Insight Digital service on a node-by-node basis in November 1999, including a video-on-demand and interactive informational service and launched its high-speed Internet service during the second quarter of 2000. Nodes are the point of interface between our headend and our network.

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

         Insight has substantially completed rebuilding the System to 870 MHz, and began servicing customers from the rebuilt network in November 1999. Insight Ohio has launched its signature interactive Insight Digital service with exclusive interactive programming including Local Source, an Internet-styled information service, and a video-on-demand service by SeaChange International. As of December 31, 2002, the System passed 81,700 homes with its digital service and served approximately 29,400 customers with such service, representing a penetration level of almost 36%. Management expects to increase revenues as the System upgrade is completed by increasing the deployment of its digital cable, high-speed modem and telephone services. Insight Ohio has an agreement with Road Runner to deploy the Road Runner service over cable modems. As of December 31, 2002, approximately 18,600 customers subscribed to the Road Runner service.

         In addition, the System provides exclusive sports programming under the "Sport TV!" brand, featuring sporting events from Ohio State University.

Overbuild

         In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. Insight Ohio and Time Warner service virtually distinct areas and therefore do not compete with one another. As of December 31, 2002, the areas of the System served by both Insight Ohio and WideOpenWest passed approximately 129,100 homes, representing 65% of the System's total homes passed.

         When the System was acquired by Insight Ohio in August 1999, it implemented a strategy to end deep discounting as a defense against Ameritech. Management believed that a relatively small customer loss, caused by discontinuing discounts, would be preferable in exchange for achieving an increase in the average monthly revenue per customer. As a result of this strategy, from June 30, 1998 to December 31, 2002, the average monthly revenue per customer increased from $43.30 to $62.44 while the number of customers decreased from 91,100 to 88,100.

Technological Developments

         Management believes that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we will need to install and maintain a state-of-the-art technical platform. As of December 31, 2002, the System was comprised of 2,600 miles of plant passing approximately 198,700 homes resulting in a density of 76.4 homes per mile. Approximately 91% of the customers are served by a network upgraded to 870 MHz, which enables delivery of an advanced suite of entertainment, information and communications services, including our interactive digital video, high-speed data access and telephone services.

         Insight Ohio's upgrade efforts are continuing. The deployment of fiber optic cable, which has a capacity for a very large number of channels, an increase in the bandwidth to 870 MHz, activation of a two-way communications network and the installation of digital equipment will allow us to deliver new and enhanced products and services.

         All of the System's basic customers currently have access to addressable technology and approximately 80% have addressable converters in their homes as of December 31, 2002. Addressable technology enables the System to electronically control the cable television services being delivered to the customer's home. As a result, the System can electronically upgrade or downgrade services to a customer immediately, from its customer service center, without the delay or expense associated with dispatching a technician to the customer's home. Addressable technology also reduces premium service theft, is an effective enforcement tool in the collection of delinquent payments and enables the System to offer pay-per-view services, including movies and special events.

         Management believes that active use of fiber optic technology as a supplement to coaxial cable plays a major role in expanding channel capacity and improving the performance of the System. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. The System will continue to deploy fiber optic cable to further reduce amplifier cascades while improving picture quality and system reliability.

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

      o  A digital set-top box;

      o An interactive navigational program guide for all analog and digital channels;

      o A local, interactive Internet-style information and entertainment service;

      o A multi-channel premium service for customers who separately subscribe to premium channels, such as HBO and Showtime;

      o  Video-on-demand;

      o Mag Rack, a video magazine service with full video-on-demand functionality; and

      o  A digital 40-channel audio music service.

         Insight Ohio began launching the Insight Digital service in the System on a node-by-node basis in November 1999, including its video-on-demand service and the Local Source interactive information service, and as of December 31, 2002 served approximately 29,400 subscribers with its digital service. Insight Ohio launched the Road Runner high-speed Internet service during the second quarter of 2000 and served approximately 18,600 customers with this service as of December 31, 2002.

Marketing, Programming and Rates

         Marketing

         The System's marketing programs and campaigns are based upon offering a variety of cable services creatively packaged and tailored to appeal to its different markets and to segments within its markets. The System surveys its customer base to ensure that it is meeting the demands of its customers and stays abreast of its competition in order to effectively counter competitors' promotional campaigns. The System uses a coordinated array of marketing tactics to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events typically sponsored by programming services and cross-channel promotion of new services. The rebuild of the plant allows Insight Ohio to deploy its suite of services including interactive digital, high-speed data and telephone services. In November 1999, Insight Ohio began to launch its interactive digital, video-on-demand and Local Source informational product on a node-by-node basis. Insight Ohio has also deployed its Road Runner high-speed Internet service. Using a skilled team of marketing professionals, the System has competed by supporting an innovative variety of marketing activities.

         Programming

         Insight has various contracts to obtain basic and premium programming for the System from program suppliers whose compensation is typically based on a fixed fee per customer. Because of our manager's relationship with Comcast Cable (formerly known as AT&T Broadband), we have the right to purchase certain programming services for our systems through Comcast Cable's programming supplier Satellite Services, Inc. We believe that Satellite Services has attractive programming costs. In addition, some program suppliers provide volume discount pricing structures or offer marketing and launch support to the System. The System's successful marketing of multiple premium service packages emphasizing customer value enables the System to take advantage of such cost incentives. The System's overall programming costs are expected to increase in the future due to additional programming being provided to its customers, inflationary increases and other factors affecting the cable television industry. The System also has various retransmission consent arrangements with commercial broadcast stations which generally have been renewed through 2003. None of these consents require payment of fees for carriage.

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

         Management is upgrading the System to digital using fiber optic technology, which has allowed the System to expand the number of multiplexed premium screens (additional channels such as Showtime Women and HBO Family) providing greater value for the customer. Moreover, the upgrade has given the System the ability to offer its Insight Digital service including interactive television and multiple packaging options through the addition of niche programming services. Management believes that these additional features and options will increase basic and premium penetration as well as revenue per basic customer. The System also provides video-on-demand, a digital service consisting principally of feature films, adult movies, concerts and other special events, presented without commercial interruption. Such services are offered by the System on a "per viewing" basis, with customers only paying for programs which they select for viewing. Mag Rock is an added-value digital service offering a library of video magazines - from cooking to classic cars to yoga - offered on a "per view" basis at no additional charge.

         Rates

         Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided. As of December 31, 2002, the System's stated monthly basic service rate for residential customers was $11.95, the System's monthly expanded basic service rates for residential customers was $20.45, and per-channel premium service rates (not including special promotions) ranged from $6.95 to $13.95 per service.

         A one-time installation fee, which the System may wholly or partially waive during a promotional period, is charged to new customers. The System charges monthly fees for converters and remote control devices. The System also charges administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge and may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged negotiated monthly fees and a non-recurring fee for the installation of service. These multiple dwelling unit ("MDU") accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

         On February 11, 1997, a Petition for Determination of Effective Competition filed by the prior owner of the System challenging the certification of the City of Columbus was granted by the FCC. This petition effectively revoked the City of Columbus' right to regulate the System's basic cable and equipment rates.

Employees

         As of December 31, 2002, the System employed 216 full-time equivalent employees, none of whom is represented by a union or covered by a collective bargaining obligation. Management believes that its relations with its employees are good. Approximately 51% of the full-time employees have tenure of five years or longer. Management believes that it will continue to be successful in attracting and retaining highly qualified employees and maintaining good working relationships with its current employees.

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

         The System is dedicated to fostering strong community relations in the communities served by the System. The System supports local charities and community causes through staged events and promotional campaigns, including Children's Hospital Miracle Network Telethon, the Penny-A-Day for Children Program and Red Cross Blood Drive donations. The System also installs and provides free cable television service and Internet access to all eligible local schools, as well as free cable television service for government buildings in its franchise areas. The System has teamed up with its neighboring cable operator Time Warner to develop a local sports and entertainment channel called "Sport TV!" which features a broad range of local programming - including high school sports, Major League Soccer, with the Columbus Crew, Ohio State University sports, Columbus Clippers baseball, and Smooth Jazz Concert series - on an exclusive basis to cable customers. Management believes that its relations with the communities in which the System operates are generally excellent.

Franchises

         Cable television systems are generally constructed and operated under fixed-term non-exclusive franchises or other types of operating authorities that are granted by local governmental authorities. These franchises typically contain many conditions, such as:

      o  time limitations on commencement and completion of construction;

      o conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions;

      o  the maintenance of insurance and indemnity bonds; and

      o  the payment of fees to communities.

         The provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended (the "Communications Act").

         The System provides cable television service to residents of 42 governmental jurisdictions. Within each of these governmental jurisdictions, the System operates under authority granted by the local community or the State of Ohio. Actual franchise agreements are maintained with 28 jurisdictions that possess the legal basis to grant such franchises consistent with federal and state law. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In the System, such franchise fees are passed through directly to the customers. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act" and, together with the 1992 Cable Act, the "Cable Acts") prohibit franchising authorities from imposing franchise fees in excess of 5% of gross revenue and also permit the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The majority of the System's basic customers are in governmental jurisdictions that require a franchise. The table below groups all of the System's governmental jurisdictions by year of expiration of the System's franchises and presents the approximate number and percentage of basic customers for each group as of December 31, 2002.

                                                                     Percentage
                                                                      of Total
                                     Number of      Percentage of      Basic
Year of Franchise Expiration        Franchises    Total Franchises   Customers
----------------------------        ----------    ----------------   ---------


Expired* .........................        3             10.7%           1.1%

2003 and 2004 ....................        4             14.3%           3.2%

2005 and beyond ..................       21             75.0%          93.7%
                                       ----             ----           ----

      Total ......................       28            100.0%          98.0%
                                       ====            =====           ====


* Such franchises are operated on a month-to-month basis and are in the process of being renewed.

         The Cable Acts provide, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise. In addition, the Cable Acts established comprehensive renewal procedures which require, when properly elected by an operator, that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

         Management believes that the System generally has good relationships with its franchising communities. The System has never had a franchise revoked or failed to have a franchise renewed. In addition, all of the franchises of the System eligible for renewal have been renewed or extended at or prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to the System.

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

         Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. The major source of competition for the System is the wireline overbuild by WideOpenWest. WideOpenWest has overbuilt approximately 129,100 homes passed in the System's service area, or approximately 65% of the total homes in the service territory as of December 31, 2002.

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

         The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a "cable system" such that providers of competitive video programming are only regulated and franchised as "cable systems" if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us. As of December 31, 2002, the System passed approximately 527 multiple dwelling unit ("MDU") complexes within its service territory and had entry agreements, either exclusive or non-exclusive, with complexes totaling approximately 71,177 MDUs. As of December 31, 2002, the System provided programming to approximately 31,983 of these MDUs, or approximately 45% of the total MDUs passed.

         Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems' programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. In addition, legislation has been enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed data and voice communications. Management estimates that there were approximately 12,300 direct broadcast satellite customers in the System's service areas as of December 31, 2002.

         Several telephone companies are introducing digital subscriber line technology ("DSL"), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speeds of a cable modem, we believe that the transmission speeds of DSL technology are sufficiently high that such technology will compete with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed data and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations. In addition to DSL and dialup modems for providing Internet access, other technologies are entering the marketplace. For example, there is a wireless technology popularly known as "Wi-Fi," which is faster than dial-up, but slower than cable modem technology.

         As we expand our offerings to include telephony services, our telephone services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While our manager intends to add our telephone service offering to its various markets, the service has only been launched in selected markets and has not yet achieved any material penetration levels.

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

         Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier.

         Carriage of Broadcast Television Signals

         The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's designated market area, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The most recent election between must-carry and retransmission consent was October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has issued a decision in a rulemaking proceeding dealing with the carriage of television signals in a digital format, both high definition and standard digital. The rules require carriage of local television broadcast stations that transmits in both analog and digital format during the current several-year transition period is entitled to carriage for only its analog signal. The FCC has been asked to reconsider this decision. The FCC is also considering whether the mandatory carriage obligation should extend beyond the primary video signal to multiple services transmitted by a station over its digital channel. The outcome of these proceedings could have a material effect on the number of services that a cable operator will be required to carry.

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

         Franchise Fees

         Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues from the provision of cable services. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. The FCC has ruled that franchise fees may not be imposed on revenue from cable modem services. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

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

         The 1996 Telecom Act made several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repealed the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act were eliminated in 1996, although the parallel FCC regulations prohibiting broadcast/cable common-ownership remained in effect. The U.S. Court of Appeals for the District of Columbia circuit struck down these rules. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

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

         Access to Programming

         The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The prohibition on certain types of exclusive programming arrangements is set to expire on October 5, 2002, but the FCC has determined that a five-year extension of the prohibition is necessary to preserve and protect competition in video programming distribution.

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

         Inside Wiring; Customer Access

         FCC rules require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also issued an order preempting state, local and private restrictions on over- the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This order limits the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

         Pole Attachments

         The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula began in 2001, and will be phased in by equal increments over the five ensuing years. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The United States Supreme Court affirmed this decision and also held that the FCC's authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. This development benefits our business and will place a constraint on the prices that utilities can charge with regard to the cable facilities over which we also provide Internet access service. However, the FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

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

         There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997. In response, Congress passed the Child Online Protection Act. The constitutionality of this act is currently being challenged in the courts. In May 2002, the Supreme Court reversed the finding by the Third Circuit Court of Appeals that the use of "contemporary community standards" to identify material "harmful to minors" was overly broad and therefore violative of the First Amendment. The Supreme Court, however, remanded the matter to the Third Circuit to determine the validity of other challenges to the constitutionality of the Child Online Protection Act and kept the stay prohibiting government enforcement in place until further action by the lower courts. Finally, disclosure of customer communications or records is governed by the Electronic Communications Privacy Act of 2001 and the Cable Act, both of which were amended by the USA Patriot Act.

         Local Telecommunications Services

         The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require fair and reasonable, competitively neutral and non-discriminatory compensation for management of the public rights-of-way when cable operators provide telecommunications service. State and local governments must publicly required compensation from telecommunications providers for use of public rights-of-way.

         We have long-term agreements with Comcast Cable (formerly known as AT&T Broadband) that allow Comcast Cable to provide to customers telephone services using our network infrastructure and Comcast Cable's switching and long distance transport facilities. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, Comcast Cable would be subject to the requirements imposed upon local exchange carriers by the 1996 Telecom Act and state law. These include requirements governing just and reasonable rates and practices, service quality, resale, telephone number portability, dialing parity, access to rights-of-way, reciprocal compensation, access for people with disabilities and truth-in-billing. Although we do not provide telecommunications services, and are not currently regulated with regard to Comcast Cable's provision of telecommunications services over our facilities, there is a possibility that we could be subject to increased regulation in the future. Although we cannot predict whether and the extent to which the state may seek to regulate us, increased regulation would likely increase our cost of doing business.

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

         None.

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

Item 6.  Selected Financial Data

        The following tables present selected historical financial data for Coaxial, Phoenix and Insight Ohio as of and for the five years ended December 31, 2002. As a result of the August 8, 2000 purchase by Insight Ohio of Coaxial's 25% common equity interest held by Coaxial and certain amendments to Insight Ohio's operating agreement, the operating results of Coaxial include the operating results of Insight Ohio only through August 8, 2000. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this report.

        Under Insight Ohio's franchise agreements, it is obligated to pay to local franchising authorities a percentage of it's revenue derived from providing cable and other services the majority of which are passed through to customers. Insight Ohio has historically recorded revenue net of franchise fees charged to its customers. Staff Announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This Staff Announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this Staff Announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Staff Announcement. Consequently, Insight Ohio has reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense. The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $1.5 million, $1.4 million, $1.3 million and $1.3 million for each of the years ended December 31, 2001, 2000, 1999 and 1998.

        Additionally, the consolidated financial statements of Coaxial have been adjusted to reflect such prior period reclassifications. The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $824,000 for the period from January 1, 2000 through August 8, 2000 and $1.3 million for the years ended 1999 and 1998.

                  Coaxial Communications of Central Ohio, Inc.
                             (dollars in thousands)

                                                                     Year Ended December 31,

                                               2002            2001           2000            1999            1998
                                            ------------    ------------   ------------    ------------    -----------
Statement of Operations Data:

Revenues .................................   $       -       $       -      $  28,920       $  48,032       $  49,274
Operating costs and expenses:
   Programming and other operating costs             -               -         10,955          16,863          18,130
   Selling general and administrative ....           -               -          7,300          12,041          12,883
   Severance and transaction structure ...
        costs ............................           -               -              -               -           4,822
   Depreciation and amortization .........         628             628          6,474           7,769           5,471
                                            ------------    ------------   ------------    ------------    -----------
      Total operating costs and expenses           628             628         24,729          36,673          41,306
Operating income (loss) ..................        (628)           (628)         4,191          11,359           7,968
   Interest expense, net .................     (14,000)        (14,000)       (14,861)        (14,297)         (5,434)
   Gain on sale of common
        equity interest(1) ...............           -               -        171,460               -               -
   Dividend on preferred interest ........      20,107          19,432          7,882               -               -
   Other income (expense) ................           -               -             31              92            (421)
                                            ------------    ------------   ------------    ------------    -----------
   Income (loss) before extraordinary
        item .............................       5,479           4,804        168,703          (2,846)          2,113
   Extraordinary loss on extinguishments
        of debt ..........................           -               -              -               -            (847)
                                            ------------    ------------   ------------    ------------    -----------
Net income (loss) ........................   $   5,479       $   4,804      $ 168,703       $  (2,846)      $   1,266
                                            ============    ============   ============    ============    ===========

Financial Data:

Capital expenditures .....................   $       -       $       -      $  19,943       $  26,656       $   7,369
Net cash provided by (used in)
        operating activities .............      (3,444)         (3,444)         7,224          19,043          12,597
Net cash used in investing activities ....           -               -         20,950          26,754           3,470
Net cash provided by (used in) financing
        activities .......................       3,444           3,444         12,844            (116)           (993)

Balance Sheet Data: (at end of period)

Total assets .............................   $ 209,261       $ 213,206      $ 207,874       $  61,135       $  48,849
Total debt ...............................     140,000         140,000        140,000         151,000         141,248
Total liabilities ........................     145,250         145,250        145,250         170,914         155,237
Total shareholders' equity (deficit) .....      64,011          67,956         62,624        (109,779)       (106,388)


                               Phoenix Associates
                             (dollars in thousands)

                                                                     Year Ended December 31,
                                               2002            2001           2000            1999            1998
                                            ------------    ------------   ------------    ------------    -----------
Statement of Operations Data:

Operating loss:
     Interest and amortization expense,
        net ...............................  $ (14,496)      $ (14,470)     $ (14,470)      $ (14,470)      $ (13,709)
     Other expense                                   -               -              -               -              96
                                            ------------    ------------   ------------    ------------    -----------
Net loss before extraordinary gain ........    (14,496)        (14,470)       (14,470)        (14,470)        (13,613)
Gain on  settlement  of  notes  receivable
    from related parties ..................      1,917               -              -               -               -
                                            ------------    ------------   ------------    ------------    -----------
Net loss ..................................  $ (12,579)      $ (14,470)     $ (14,470)      $ (14,470)      $ (13,613)
                                            ============    ============   ============    ============    ===========

Balance Sheet Data: (at  end of period)

Total assets ..............................  $   2,287       $   4,402      $   4,872       $   5,342       $   5,747
Total debt ................................    140,000         140,000        140,000         140,000         140,000
Total liabilities .........................    145,250         145,250        145,250         145,250         145,250
Total partners' deficit ...................   (142,963)       (140,848)      (140,378)       (139,908)       (139,503)

                   Insight Communications of Central Ohio, LLC
                             (dollars in thousands)

                                                                     Year Ended December 31,

                                               2002            2001           2000            1999            1998
                                            ------------    ------------   ------------    ------------    -----------
Statement of Operations Data:

Revenues ..................................  $  63,140       $  57,019      $  51,116       $  48,032       $  49,274
Operating costs and expenses:
   Programming and other operating costs ..     22,268          22,129         19,509          16,863          18,130
   Selling general and administrative .....     12,367          12,270         11,436          10,606          11,019
   Severance and transaction
        structure costs ...................          -               -              -               -           4,822
   Management fee .........................      1,895           1,664          1,493           1,435             493
   Home office ............................          -               -              -               -           1,371
   Depreciation and amortization ..........     17,987          13,397         10,882           7,148           5,311
                                            ------------    ------------   ------------    ------------    -----------
      Total operating costs and expenses ..     54,517          49,460         43,320          36,052          41,146
Operating income ..........................      8,623           7,559          7,796          11,980           8,128
Interest income (expense), net ............       (927)         (1,682)        (1,792)           (297)             59
Other income (expense) ....................         80            (279)          (274)             92            (422)
                                            ------------    ------------   ------------    ------------    -----------
Net income ................................  $   7,776       $   5,598      $   5,730       $  11,775       $   7,765
                                            ============    ============   ============    ============    ===========

Financial Data:

Operating Cash Flow (2) ...................  $  26,610       $  20,956      $  18,678       $  19,128       $  18,261
Operating Cash Flow margin (3) ............      42.1%           36.8%          36.5%           39.8%          37.1%
Capital expenditures ......................     33,662          28,409         35,982          26,656           7,369
Net cash provided by operating activities       24,226          23,023         15,995          22,425          14,399
Net cash used in investing activities .....     33,890          28,534         36,073          26,754           6,679
Net cash  provided by (used in)  financing
        activities ........................      8,500           6,500         20,365          (1,498)         (1,585)

Operating Data: (at end of period)

Homes passed (4) ..........................    198,682         190,959        184,427         178,310         171,753
Basic customers (5) .......................     88,145          86,042         85,415          84,236          87,637
Basic penetration (6) .....................       44.4%           45.1%          46.3%           47.2%          51.0%
Premium service units (7) .................     66,374          66,684         84,648          98,202          90,032
Premium penetration (8) ...................       73.0%           77.5%          99.1%          116.6%         102.7%

Balance Sheet Data:   (at  end of period)

Total assets ..............................  $ 112,314       $  98,657      $  83,359       $  56,964       $  41,967
Total debt, including preferred interests      216,820         210,713        205,281         186,673         171,666
Total liabilities .........................     45,745          48,364         45,164          19,782          15,248
Total member's deficit ....................   (125,251)       (135,420)      (142,086)       (149,491)       (144,719)

Notes To Selected Financial and Operating Data

(1)      Represent gain on redemption of common equity interests in Insight
         Ohio.

(2) Operating Cash Flow ("OCF") represents operating income before depreciation and amortization and severance and transaction structure costs. Insight Ohio believes that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Refer to Insight Ohio's financial statements; including it's statements of cash flows, which appear elsewhere in this report.

(3)      Represents OCF as a percentage of revenue.

(4) Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(5) Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

(6) Basic penetration represents basic customers as a percentage of total number of homes passed.

(7) Premium service units represents the number of subscriptions to premium services, which are paid for on an individual unit basis.

(8) Premium penetration represents premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

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

         As part of the Financing Plan, Coaxial and Phoenix Associates, an affiliated general partnership, completed a private offering (the "Senior Notes Offering") of $140,000,000 aggregate principal amount of their 10% Senior Notes due in 2006 (the "Senior Notes"). On February 16, 1999, Coaxial and Phoenix consummated an exchange of registered Senior Notes for their privately issued Senior Notes. The Senior Notes are also guaranteed on a conditional basis by Insight Ohio. The conditional guarantee of the Senior Discount Notes is subordinated to the conditional guarantee of the Senior Notes. Coaxial has only nominal assets. Coaxial holds the Series A Preferred Interest and the Series B Preferred Interest of Insight Ohio (together the "Preferred Interests").

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

         On January 5, 2001, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight LP and an indirect subsidiary of AT&T Broadband (now known as "Comcast Cable"), entered into definitive agreements with Insight LP and certain subsidiaries of AT&T Corp. ("AT&T Cable Subsidiaries") for the acquisition of additional cable television systems, including Insight Ohio. Through a series of transactions, Insight Midwest acquired all of Insight LP's wholly owned systems serving approximately 280,000 customers, including the approximately 85,400 customers then served by Insight Ohio and including systems which Insight LP purchased from AT&T Cable Subsidiaries. At the same time, Insight Midwest acquired from AT&T Cable Subsidiaries systems serving approximately 250,000 customers. Insight Ohio is an unrestricted subsidiary under the indentures governing Insight's and Insight Midwest's senior notes and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. On November 28, 2002, Comcast Corporation acquired the broadband business of AT&T Corp. The transaction did not result in any direct change in Insight Midwest's ownership structure, and Insight Midwest remains equally owned by Insight LP and Comcast Cable, and Insight LP continues to serve as the general partner and manages and operates the Insight Midwest systems, including Insight Ohio.

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

         The following discussion relates to the operations of Insight Ohio for years ended December 31, 2002, 2001 and 2000. The financial statements of Insight Ohio are included in the consolidated financial statements of Coaxial through August 8, 2000 and Coaxial was deemed to be a subsidiary of Coaxial LLC and, as such, the financial statements of Coaxial are included in the consolidated financial statements of Coaxial LLC. The historical operating results of Coaxial LLC reflect the actual results of the System through August 8, 2000 in addition to certain financing activities unrelated to the operation of the System. These financing activities relate primarily to the offering of the Senior Discount Notes and Senior Notes discussed above as well as certain borrowings and repayments of debt with affiliated companies. These activities resulted in related financing and interest costs. The historical results of Coaxial LLC appear elsewhere in this report under the heading "Coaxial LLC."

Introduction

         Insight Ohio relies on Insight LP for all of its strategic, managerial, financial and operational oversight and advice. Insight LP also centrally purchases programming and equipment and provides the associated discount to Insight Ohio. In exchange for all such services provided to Insight Ohio and subject to certain restrictions contained in the covenants with respect to Insight Ohio's Senior Credit Facility and the Senior Notes, Insight LP receives management fees of 3.0% of gross revenues of Insight Ohio. Such management fees are payable only after distributions have been made with respect to the Preferred Interests and only to the extent that such payments would be permitted by an exception to the restricted payments covenants of the Senior Notes as well as Insight Ohio's Senior Credit Facility.

Results of Operations

         Revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, Insight Ohio earns revenues from providing high-speed data services and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks.

         Under Insight Ohio's franchise agreements, it is obligated to pay to local franchising authorities a percentage of it's revenue derived from providing cable and other services the majority of which are passed through to customers. Insight Ohio has historically recorded revenue net of franchise fees charged to it's customers. Staff Announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This Staff Announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this Staff Announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Staff Announcement. Consequently, Insight

Ohio has reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense. The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $1.5 million and $1.4 million for each of the years ended December 31, 2001 and 2000, respectively.

            The following table is derived for the periods presented from Insight Ohio's financial statements that are included in this report and sets forth certain statement of operations data for the System:

                                                   Year ended December 31,
                                                 2002       2001        2000
                                              ---------------------------------
                                                        (in thousands)

Revenue                                         $63,140    $57,019    $51,116
Operating costs and expenses:
     Programming and other operating costs       22,268     22,129     19,509
     Selling, general and administrative         12,367     12,270     11,436
     Management fees                              1,895      1,664      1,493
     Depreciation and amortization               17,987     13,397     10,882
                                                                      -------
Total operating costs and expenses               54,517     49,460     43,320
                                                                      -------
Operating income                                  8,623      7,559      7,796
Operating cash flow                              26,610     20,956     18,678
Interest expense                                    949      1,732      1,883
Net income                                        7,776      5,598      5,730
Net cash provided by operating activities        24,226     23,023     15,995
Net cash used in investing activities            33,890     28,534     36,073
Net cash provided by financing activities         8,500      6,500     20,365

          Operating Cash Flow ("OCF") represents operating income before depreciation and amortization. Insight Ohio believes that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Refer to Insight Ohio's financial statements, including its statements of cash flows, which appear elsewhere in this report.

The following calculations of OCF are not necessarily comparable to similarly titled amounts of other companies:

                                                      Year ended December 31,
                                                    2002       2001       2000
                                                  ------------------------------
                                                                (in thousands)

Operating income                                   $ 8,623    $ 7,559    $ 7,796
Adjustments:
     Depreciation and amortization                  17,987     13,397     10,882
                                                                         -------
Operating Cash Flow                                $26,610    $20,956    $18,678
                                                                         -------


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Revenue for the year ended December 31, 2002 increased $6.1 million or 11% to $63.1 million from $57.0 million for the year ended December 31, 2001. For the year ended December 31, 2002, customers served averaged approximately 87,400 compared to approximately 85,800 during the year ended December 31, 2001. The increase in revenue was primarily attributable to increases in our basic, digital and high-speed data services.

         Revenue by service offering was as follows for the year ended December 31, (in thousands):

                       2002 Revenue                   2001 Revenue
                        by Service     % of Total      by Service     % of Total
                         Offering        Revenue        Offering       Revenue
                       -------------- -------------- ---------------------------
Basic                  $    31,097           49.3%   $    29,046           50.9%
Digital                      5,282            8.4%         3,861            6.8%
High-speed data              8,260           13.1%         4,349            7.6%
Premium                      6,159            9.7%         6,705           11.8%
Analog pay-per-view            562             .9%         1,194            2.1%
Advertising sales            4,503            7.1%         4,385            7.7%
Franchise fees               1,577            2.5%         1,525            2.7%
Other                        5,700            9.0%         5,954           10.4%
                       -------------- -------------- ---------------------------

Total                  $    63,140          100.0%   $    57,019          100.0%
                       ============== ============== ===========================

         RGUs (Revenue Generating Units) were approximately 137,600 as of December 31, 2002 compared to approximately 120,000 as of December 31, 2001. This represents an annual growth rate of 15%. RGUs represent the sum of basic, digital, high-speed data and telephone customers.

         Average monthly revenue per basic customer for the year ended December 31, 2002 was $60.18 compared to $55.37 for the year ended December 30, 2001. Average monthly revenue per basic customer for digital and high-speed data services was $12.90 for the year ended December 31, 2002 compared to $7.97 for the year ended December 31, 2001. As of December 31, 2002, there were approximately 29,400 digital customers compared to approximately 22,600 digital customers as of December 31, 2001, representing penetrations of 36% and 34%, respectively. As of December 31, 2002, there were approximately 18,600 high-speed data customers compared to approximately 11,400 high-speed data customers as of December 31, 2001, representing penetrations of 10% and 7%, respectively.

         Programming and other operating costs remained relatively flat from 2001 increasing $139,000 or .6% to $22.3 million for the year ended December 31, 2002 from $22.1 million for the year ended December 31, 2001. The increase was primarily attributable to increased digital programming and increased programming rates associated with classic services offset by decreased engineering salaries, video-on-demand and high-speed data charges.

         Selling, general and administrative expenses remained relatively flat from 2001 increasing $97,000 or .8% to $12.4 million for the year ended December 31, 2002 from $12.3 million for the year ended December 31, 2001. The increase was primarily attributable to increases in employee related costs such as salaries and benefits offset by decreases in marketing and other general corporate expenses.

         Management fees are directly related to revenue as these fees are calculated as approximately 3% of revenues.

         Depreciation and amortization expense for the year ended December 31, 2002 increased $4.6 million or 34% to $18.0 million from $13.4 million for the year ended December 31, 2001. This increase was primarily attributable to increased capital expenditures associated with the launch of new services, the near completion of the rebuild of plant and an $871,000 write-down of the carrying value of current video-on-demand equipment, which was replaced as of December 31, 2002 in connection with our transition to a new video-on-demand service provider.

         OCF increased $5.7 million or 27% to $26.6 million for the year ended December 31, 2002 from $21.0 million for the year ended December 31, 2001. This increase was primarily due to increased digital and high-speed data revenue, partially offset by slight increases in programming and other operating costs and selling, general and administrative costs.

         Interest expense for the year ended December 31, 2002 decreased $783,000 or 45% to $949,000 from $1.7 million for the year ended December 31, 2001. This decrease was primarily attributable to lower interest rates.

         For the year ended December 31, 2002, the net income was $7.8 million primarily for the reasons set forth above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenue for the year ended December 31, 2001 increased $5.9 million or 12% to $57.0 million from $51.1 million for the year ended December 31, 2000. For the year ended December 31, 2001, customers served averaged approximately 85,800 compared to approximately 84,800 during the year ended December 31, 2000. The increase in revenue was primarily attributable to new product launches, specifically digital services and high-speed data services.

         Revenue by service offering was as follows for the year ended December 31, (in thousands):

                     2001 Revenue                   2000 Revenue
                      by Service     % of Total      by Service    % of Total
                       Offering        Revenue        Offering       Revenue

                     -------------- -------------- --------------- -------------
Basic                $    29,046           50.9%   $    27,457           53.7%
Digital                    3,861            6.8%         1,604            3.1%
High-speed data            4,349            7.6%           887            1.7%
Premium                    6,705           11.8%         6,941           13.6%
Analog pay-per-view        1,194            2.1%         1,763            3.4%

Advertising sales          4,385            7.7%         4,781            9.4%

Franchise fees             1,525            2.7%         1,367            2.7%
Other                      5,954           10.4%         6,316           12.4%
                     -------------- -------------- --------------- -------------
Total                $    57,019          100.0%   $    51,116          100.0%
                     ============== ============== =============== =============

         RGUs (Revenue Generating Units) were approximately 120,000 as of December 31, 2001 compared to approximately 103,700 as of December 31, 2000. This represents an annual growth rate of 16%. RGUs represent the sum of basic, digital, high-speed data and telephone customers.

         Average monthly revenue per basic customer for the year ended December 31, 2001 was $55.37 compared to $50.21 for the year ended December 30, 2000. Average monthly revenue per basic customer for digital and high-speed data services was $7.97 for the year ended December 31, 2001 compared to $2.45 for the year ended December 31, 2000. As of December 31, 2001, there were approximately 22,600 digital customers compared to approximately 13,400 digital customers as of December 31, 2000, representing a penetration of 34% and 28%, respectively. As of December 31, 2001, there were approximately 11,400 high-speed data customers compared to approximately 4,900 high-speed data customers as of December 31, 2000, representing a penetration of 7% and 5%, respectively. High-speed data services were launched during the year ended December 31, 2000.

         Programming and other operating costs increased $2.6 million or 13% to $22.1 million for the year ended December 31, 2001 from $19.5 million for the year ended December 31, 2000. The increase was primarily attributable to increased digital programming and increased programming rates associated with classic services in addition to increased high-speed data costs.

         Selling, general and administrative expenses increased $834,000 or 7% to $12.3 million for the year ended December 31, 2001 from $11.4 million for the year ended December 31, 2000. The increase was primarily attributable to increased marketing activity and corporate expenses associated with advertising sales.

         Management fees are directly related to revenue as these fees are calculated as approximately 3% of revenues.

         Depreciation and amortization expense for the year ended December 31, 2001 increased $2.5 million or 23% to $13.4 million from $10.9 million for the year ended December 31, 2000. This increase was primarily attributable to increased capital expenditures associated with the rebuild of plant and launch of new services.

         OCF increased $2.3 million or 12% to $21.0 million for the year ended December 31, 2001 from $18.7 million for the year ended December 31, 2000. This increase was primarily due to increased digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.

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

Liquidity and Capital Resources

         The cable television business is a capital-intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Capital expenditures totaled $33.7 million for the year ended December 31, 2002. These expenditures were primarily for the upgrade of the System and plant expansions and to launch new services. Capital expenditures were financed by cash flows from operations and capital contributions. Capital expenditures are expected to approximate $16.7 million during the year ending December 31, 2003 to support new customer additions, capital replacement and the continued implementation of telephone services.

         Cash provided by operations for the year ended December 31, 2002 and 2001 was $24.2 million and $23.0 million, respectively. The increase was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

         Cash used in investing activities for the year ended December 31, 2002 and 2001 was $33.9 million and $28.5 million, respectively, reflecting capital expenditures to upgrade the System and build plant expansions.

         Cash provided by financing activities for the year ended December 31, 2002 was $8.5 million. This was comprised of capital contributions from Insight Midwest of $22.5 million partially offset by distributions on preferred interests of $14.0 million. Cash provided by financing activities for the year ended December 31, 2001 was $6.5 million. This was comprised of capital contributions from Insight Midwest of $20.5 million partially offset by distributions on preferred interests of $14.0 million. The $25.0 million Senior Credit Facility was fully borrowed as of December 31, 2002 and 2001.

         The Senior Credit Facility contains covenants restricting, among other things, Insight Ohio's ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. As of December 31, 2002, Insight Ohio was in compliance with its debt covenant requirements relating to the credit facility. Given current operating conditions and projected results of operations, Insight Ohio anticipates full compliance with this credit facility agreement for the foreseeable future.

         The following table summarizes Insight Ohio's contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of December 31, 2002, including periods in which the related payments are due (in thousands):

                                    Long-Term   Preferred  Operating
                                      Debt      Interests    Leases      Total
                                    --------    --------    --------    --------
    2003                            $  5,000    $   --      $     17    $  5,017
    2004                              20,000        --             7      20,007
    2005                                --          --             7           7
    2006                                --       140,000           7     140,007
    2007                                --          --             7           7
    Thereafter                          --        55,869          91      55,960
                                    --------    --------    --------    --------
    Total cash obligations          $ 25,000    $195,869    $    136    $221,005
                                    ========    ========    ========    ========

         Due to the increased capital expenditures, management determined that cash flows from operations will not be sufficient to finance the operating and capital requirements of the System, debt service requirements and distributions on the Preferred Interests over the next year. As such, Insight Midwest has committed to provide capital contributions to fund cash requirements through the year ending December 31, 2003. Insight Midwest contributed $22.5 million to Insight Ohio during the year ended December 31, 2002.

Recent Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Disposal Obligations", which became effective for Insight Ohio beginning January 1, 2003. SFAS No. 146 supersedes EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 addresses the accounting for and disclosure of costs to terminate an existing contractual obligation (including but not limited to operating leases), incremental direct and other costs associated with the related disposal activity and termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan. The adoption of SFAS No. 146 had no impact on Insight Ohio's financial position or results of operations.

Critical Accounting Policies

         The methods, estimates and judgments Insight Ohio uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. Insight Ohio evaluates its estimates and judgments on an on-going basis. It bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances. Insight Ohio's experience and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what it anticipates and different assumptions or estimates about the future could change its reported results. Insight Ohio believes the following accounting policies are the most critical to it, in that they are important to the portrayal of its financial statements and they require Insight Ohio's most difficult, subjective or complex judgments in the preparation of its financial statements.

         Fixed Assets

         As of December 31, 2002, the carrying value of Insight Ohio's property and equipment totaled $107.4 million, which represents approximately 96% of total assets. Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable systems and is stated at cost. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Building improvements are amortized using the straight-line method over the shorter of the remaining terms of the leases or the estimated lives of the improvements.

         Allowance for Doubtful Accounts

         Insight Ohio maintains allowances for doubtful accounts for estimated losses from its customers' inability to make payments. In order to estimate the appropriate level of this allowance, it analyzes historical bad debts, current customer credit-worthiness, current economic trends and changes in customer payment patterns. If the financial condition of customers were to deteriorate and to impair their ability to make payments, additional allowances might be required in future periods.

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

         The fair value of borrowings under Insight Ohio's senior credit facility approximates carrying value as it bears interest at floating rates. The fair value and carrying value of the Senior Notes and Senior Discount Notes as of December 31, 2002 was $122.8 million and $140.0 million and $36.7 million and $51.8 million, respectively.

Item 8.  Financial Statements and Supplementary Data

         Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the executive officers of the Individual LLCs, Coaxial, Insight Ohio, and Insight LP. Insight LP is wholly-owned by Insight. Insight LP owns 50% of and is the general partner of Insight Midwest, which is the parent of Insight Ohio. Insight LP also serves as manager of the Individual LLCs and Insight Ohio and Insight LP thereby effectively controls the management and affairs of the Individual LLCs, Coaxial and Insight Ohio. The executive officers of Insight are compensated by Insight. Insight Ohio pays management fees to Insight LP. Sidney Knafel, Michael Willner and Kim Kelly serve as the directors of Coaxial. None of the executive officers of Coaxial, Coaxial LLC and Coaxial Financing Corp. are compensated for their services as such. Coaxial Financing Corp. only has nominal assets and will not conduct any business.

          Name             Age                  Position

Sidney R. Knafel           72       Chairman of Insight

Michael S. Willner         50       Chairman of the Individual LLCs, Coaxial and
                                    Insight Ohio, and Vice Chairman and Chief
                                    Executive Officer of Insight

Kim D. Kelly               46       President, Chief Executive Officer and Chief
                                    Operating Officer of the Individual LLCs,
                                    Coaxial, Insight Ohio, and President and
                                    Chief Operating Officer of Insight

Dinesh C. Jain             39       Senior Vice President and Chief Financial
                                    Officer of the Individual LLCs, Coaxial,
                                    Insight Ohio and Insight

Elliot Brecher             37       Senior Vice President and General Counsel
                                    of the Individual LLCs, Coaxial, Insight
                                    Ohio and Insight


         Sidney R. Knafel, a director of Insight, has been Chairman of the Board of Insight since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of General American Investors Company, Inc. and IGENE Biotechnology, Inc, as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

         Michael S. Willner, a director of Insight, co-founded and has served as Chief Executive Officer since 1985. Mr. Willner has also served as Vice Chairman since August 2002, and previously served as President from 1985. Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable's Bergen County, New Jersey cable television system from 1975 to 1977. He is serving his second term as Chairman of the National Cable & Telecommunications Association's Board of Directors and Executive Committee. He also serves on the boards of C-SPAN, CableLabs and the Walter Kaitz Foundation. Mr. Willner is a graduate of Boston University's College of Communication and serves on the school's Executive Committee.

         Kim D. Kelly, a director of Insight, has served as President since August 2002 and as Chief Operating Officer since January 1998. She joined Insight in 1990 as Executive Vice President, and served from then until January 2002 as Chief Financial Officer. Since August 2002, she has also served as Chief Executive Officer of Insight Midwest, the Individual LLCs, Coaxial and Insight Ohio. She served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly is Chairperson of the Cable Advertising Bureau's Board of Directors. She also serves as a member of the National Cable & Telecommunications Association Subcommittees for Telecommunications Policy, Diversity Initiatives and Accounting. Ms. Kelly also serves as a director of Bank of New York Hamilton Funds, and serves on the boards of Cable in the Classroom and the Cable Center. Ms. Kelly is a graduate of George Washington University.

         Dinesh C. Jain has served as Senior Vice President and Chief Financial Officer since January 2002. Previously, Mr. Jain was employed for more than the past five years as a Managing Director of NTL, one of Europe's leading cable and telecommunications companies. His background in the cable industry includes a nine-year period with OCOM Corporation and International CableTel, working in various key general management positions. His roles have included Deputy Managing Director, NTL Consumer Group, as well as Managing Director of Cable and Wireless' Consumer Division.

         Elliot Brecher has served as Senior Vice President and General Counsel since January 2000. Previously, he was associated with the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which served as our legal counsel until July 2000 when it merged with Sonnenschein Nath & Rosenthal, which continues to serve as our legal counsel. He joined that firm in February 1994 and served as a partner from January 1996 until joining Insight. Prior to that, he was an associate of the law firm Rosenman & Colin from October 1988. Mr. Brecher received his law degree from Fordham University.

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

Name and Address of Beneficial Owner                    Percentage Ownership
------------------------------------                    --------------------

Coaxial LLC (1)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C

     Sarasota, FL 34242                                 67.5%


Coaxial DJM LLC (2)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C

     Sarasota, FL 34242                                 22.5%


Coaxial DSM LLC (3)
     c/o Coaxial Communications
     5111 Ocean Boulevard, Suite C

     Sarasota, FL 34242                                 10.0%
--------
(1) Wholly-owned by Barry Silverstein.
(2) Wholly-owned by Dennis J. McGillicuddy.
(3) Wholly-owned by D. Stevens McVoy.

Item 13. Certain Relationships and Related Transactions

Management Fees

         In accordance with the Operating Agreement of Insight Ohio, Insight LP is entitled to be paid management fees for managing the day-to-day operations of Insight Ohio. Pursuant to the Operating Agreement, subject to certain covenants in the Indentures, Insight LP is entitled to receive management fees of 3.0% of gross revenues of Insight Ohio. Fees under this management agreement were approximately $1.9 million and $1.7 million for the years ended December 31, 2002 and 2001. Insight LP is also entitled to reimbursement from Insight Ohio for all direct, out-of-pocket expenses incurred by or on behalf of Insight LP that directly relate to its management of the business and operations of Insight Ohio, including any such expenses incurred in connection with the management of Coaxial LLC and Coaxial Financing Corp. However, Insight LP is not entitled to reimbursement from Insight Ohio for corporate overhead (including employee bonuses and health, welfare, retirement, and other employee benefits and overhead expenses of its corporate office management, development, internal accounting, and finance management personnel).

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

Item 14. Controls and Procedures

          Within the 90 days prior to the date of this report, under the supervision and with the participation of Coaxial Inc.'s management, including its Chief Executive Officer and its Chief Financial Officer, Coaxial Inc.'s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Coaxial Inc.'s Chief Executive Officer and its Chief Financial Officer have concluded that Coaxial Inc.'s disclosure controls and procedures are effective in timely alerting them to material information relating to Coaxial Inc. (including its consolidated subsidiaries) required to be included in Coaxial Inc.'s periodic SEC filings. There have been no significant changes in Coaxial Inc.'s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

         Within the 90 days prior to the date of this report, under the supervision and with the participation of Phoenix's management, including its Managing Member (serving as the functional equivalent of Phoenix's principal executive and financial officer), Phoenix's management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Phoenix's Managing Member has concluded that Phoenix's disclosure controls and procedures are effective in timely alerting them to material information relating to Phoenix (including its consolidated subsidiaries) required to be included in Phoenix's periodic SEC filings. There have been no significant changes in Phoenix's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

         Within the 90 days prior to the date of this report, under the supervision and with the participation of Insight Ohio's management, including its Chief Executive Officer and its Chief Financial Officer, Insight Ohio's management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Insight Ohio's Chief Executive Officer and its Chief Financial Officer have concluded that Insight Ohio's disclosure controls and procedures are effective in timely alerting them to material information relating to Insight Ohio (including its consolidated subsidiaries) required to be included in Insight Ohio's periodic SEC filings. There have been no significant changes in Insight Ohio's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements:

                                                                           Page
                                                                           ----

         Coaxial Communications of Central Ohio, Inc. Report of
         Independent Auditors - Ernst & Young LLP                          F-1

         Coaxial Communications of Central Ohio, Inc. Balance
         Sheets as of December 31, 2002 and 2001 ........................  F-2

         Coaxial Communications of Central Ohio, Inc. Consolidated
         Statements of Operations for the years ended December 31,
         2002, 2001 and 2000 ............................................  F-3

         Coaxial Communications of Central Ohio, Inc.
         Consolidated Statements of Changes in Shareholders' Equity
         (Deficit) for the years ended December 31, 2002, 2001 and
         2000 ...........................................................  F-4

         Coaxial Communications of Central Ohio, Inc.
         Consolidated Statements of Cash Flows for the years
         ended December 31, 2002, 2001 and 2000 .........................  F-5

         Coaxial Communications of Central Ohio, Inc. Notes to
         Consolidated Financial Statements ..............................  F-6

         Phoenix Associates Report of Independent Auditors - Ernst
         & Young LLP ....................................................  F-11

         Phoenix Associates Balance Sheets as of December 31,
         2002 and 2001 ..................................................  F-12

         Phoenix Associates Statements of Operations for the years
         ended December 31, 2002, 2001 and 2000 .........................  F-13

         Phoenix Associates Statements of Changes in Partners'
         Deficit for the years ended December 31, 2002, 2001 and 2000 ...  F-14

         Phoenix Associates Statements of Cash Flows for the years
         ended December 31, 2002, 2001 and 2000 .........................  F-15

         Phoenix Associates Notes to Financial Statements ...............  F-16

         Insight Communications of Central Ohio, LLC Report
         of Independent Auditors - Ernst & Young LLP ....................  F-20

         Insight Communications of Central Ohio, LLC Balance Sheets
         as of December 31, 2002 and 2001 ...............................  F-21

         Insight Communications of Central Ohio, LLC Statements of
         Operations and Changes in Members' Deficit for the years ended
         December 31, 2002, 2001 and 2000 ...............................  F-22

         Insight Communications of Central Ohio, LLC Statements of Cash
         Flows for the years ended December 31, 2002, 2001 and 2000 .....  F-23

         Insight Communications of Central Ohio, LLC Notes to
         Financial Statements ...........................................  F-24

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

10.3 Revolving Credit Agreement dated as of October 7, 1998 among Insight Communications of Central Ohio, LLC, several banks and financial institutions or entities, and Canadian Imperial Bank of Commerce, as administrative agent ("Credit Agreement") (4)

10.3(a)  First Amendment to Credit Agreement dated as of June 30, 2000 (5)

10.3(b)  Second Amendment to Credit Agreement dated as of June 30, 2000 (5)

10.3(c)  Third Amendment to Credit Agreement dated as of March 4, 2002 (5)

10.4 Cable Facilities Lease Agreement, dated July 17, 2000, among AT&T Broadband, LLC and Insight Communications Company, Inc. and certain of its affiliates, including Insight Ohio (1)

-----------

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

(4) Filed as an Exhibit to Registrants' Registration Statement on Form S-4 (File No. 333-63677) and incorporated herein by reference.

(5) Filed as an Exhibit to Registrants' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

                         Report of Independent Auditors

The Shareholders
Coaxial Communications of Central Ohio, Inc.

We have audited the accompanying balance sheets of Coaxial Communications of Central Ohio, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

New York, New York
February 25, 2003

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                     December 31,        December 31,
                                                                                         2002                2001
                                                                                  ----------------------------------------
Assets
Investments                                                                          $      9,904        $     19,328
Dividend receivable                                                                         5,250               5,250
                                                                                  ----------------------------------------
   Total current assets                                                                    15,154              24,578

Deferred financing costs, net of accumulated amortization of $2,740 and $2,112
   as of December 31, 2002 and 2001, respectively                                           2,287               2,915
Investment in affiliate                                                                   191,820             185,713
                                                                                  ----------------------------------------
   Total assets                                                                      $    209,261        $    213,206
                                                                                  ========================================


Liabilities and shareholders' equity

Accrued interest                                                                     $      5,250        $      5,250
                                                                                  ----------------------------------------
   Total current liabilities                                                                5,250               5,250

Senior notes, including $105.6 million to be paid by Phoenix Associates                   140,000             140,000
                                                                                  ----------------------------------------
   Total liabilities                                                                      145,250             145,250

Commitments and contingencies

Shareholders' equity:

Common stock; $1 par value; 2,000 shares authorized; 1,080 shares issued and
   outstanding as of December 31, 2002 and 2001, respectively                                   1                   1
Paid in capital                                                                            11,501              11,501
In-substance allocation of proceeds related to senior notes to be paid by
   Phoenix Associates                                                                     (59,707)            (70,263)
Retained earnings                                                                         119,812             124,889
Accumulated other comprehensive income (loss)                                              (7,596)              1,828
                                                                                  ----------------------------------------
   Total shareholders' equity                                                              64,011              67,956
                                                                                  ----------------------------------------
   Total liabilities and shareholders' equity                                        $    209,261        $    213,206
                                                                                  ========================================


                            See accompanying notes.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                      Year ended December 31,
                                                                              2002             2001              2000
                                                                        -----------------------------------------------------
Revenue                                                                    $          -     $          -   $        28,920

Operating costs and expenses:
   Programming and other operating costs                                              -                -            10,955
   Selling, general and administrative                                                -                -             7,300
   Depreciation and amortization                                                    628              628             6,474
                                                                        -----------------------------------------------------
         Total operating costs and expenses                                         628              628            24,729

Operating income (loss)                                                            (628)            (628)            4,191

Other income (expense):
   Interest income                                                                    -                -                50
   Interest expense                                                             (14,000)         (14,000)          (14,911)
   Gain on sale of common equity interest of affiliate                                -                -           171,460
   Dividend on preferred interests                                               20,107           19,432             7,882
   Other                                                                              -                -                31
                                                                        -----------------------------------------------------
        Total other income, net                                                   6,107            5,432           164,512

                                                                        -----------------------------------------------------
Net income                                                                 $      5,479     $      4,804   $       168,703
                                                                        =====================================================




                            See accompanying notes.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)




                                                                    In-substance
                                                                    contribution
                                                                  (allocation) of    Retained    Accumulated other       Total
                                                       Paid-in-   proceeds related   earnings      comprehensive     shareholders'
                                        Common stock   capital     to senior notes   (deficit)     income (loss)    equity (deficit)
                                     -----------------------------------------------------------------------------------------------

Balance, January 1, 2000                $      1    $    11,501   $  (91,375)      $  (29,906)    $         -      $   (109,779)

Capital contributions                          -              -            -            5,000               -             5,000
Capital distributions                          -              -            -          (13,156)              -           (13,156)
Interest payments made by Phoenix
   Associates on senior notes                  -              -       10,556                -               -            10,556
Net income                                     -              -            -          168,703               -           168,703
Unrealized gain on investments                 -              -            -                -           1,300             1,300
                                                                                                                   ----------------
Total comprehensive income                                                                                              170,003
                                     ----------------------------------------------------------------------------------------------
Balance, December 31, 2000                     1         11,501      (80,819)         130,641           1,300            62,624

Capital distributions                          -              -            -          (10,556)              -           (10,556)
Interest payments made by Phoenix
   Associates on senior notes                  -              -       10,556                -               -            10,556
Net income                                     -              -            -            4,804               -             4,804
Change in unrealized gain on
   investments                                 -              -            -                -             528               528
                                                                                                                   ----------------
Total comprehensive income                                                                                                5,332
                                     ----------------------------------------------------------------------------------------------
Balance, December 31, 2001                     1         11,501      (70,263)         124,889           1,828            67,956

Capital distributions                          -              -            -          (10,556)              -           (10,556)
Interest payments made by Phoenix
   Associates on senior notes                  -              -       10,556                -               -            10,556
Net income                                     -              -            -            5,479               -             5,479
Change in unrealized gain on
   investments                                 -              -            -                -          (9,424)           (9,424)
                                                                                                                   ----------------
Total comprehensive loss                                                                                                 (3,945)
                                     ----------------------------------------------------------------------------------------------
Balance, December 31, 2002              $      1    $    11,501   $  (59,707)      $  119,812     $    (7,596)     $     64,011
                                     ===============================================================================================




                            See accompanying notes.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                      Year ended December 31,
                                                                              2002             2001              2000
                                                                        ----------------------------------------------------
Operating activities:
   Net income                                                              $     5,479      $     4,804       $   168,703
   Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:

     Depreciation and amortization                                                 628              628             6,474
     Interest expense assumed by affiliate                                      10,556           10,556            10,556
     Provision for losses on trade accounts receivable                               -                -               367
     Gain on sale of common equity interest                                          -                -          (171,460)
     Dividend on preferred interest                                            (20,107)         (19,432)           (7,882)
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                     -                -              (516)
       Prepaid expenses and other current assets                                     -                -               415
       Accounts payable and accrued expenses                                         -                -               567
                                                                        ----------------------------------------------------
   Net cash provided by (used in) operating activities                          (3,444)          (3,444)            7,224
                                                                        ----------------------------------------------------

Investing activities:
   Purchase of property and equipment                                                -                -           (19,943)
   Decrease in cash upon sale of common equity interest                              -                -            (1,004)
   Increase in intangible assets                                                     -                -                (3)
                                                                        ----------------------------------------------------
   Net cash used in investing activities                                             -                -           (20,950)
                                                                        ----------------------------------------------------

Financing activities:
   Capital distributions                                                       (10,556)         (10,556)          (13,156)
   Proceeds from dividend on preferred interest                                 14,000           14,000                 -
   Capital contributions                                                             -                -            12,000
   Borrowings under senior credit facility                                           -                -            14,000
                                                                        ----------------------------------------------------
   Net cash provided by financing activities                                     3,444            3,444            12,844
                                                                        ----------------------------------------------------

Net decrease in cash and cash equivalents                                            -                -              (882)
Cash and cash equivalents, beginning of year                                         -                -               882
                                                                        ----------------------------------------------------
Cash and cash equivalents, end of year                                     $         -      $         -       $         -
                                                                        ====================================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                     $     3,444      $     3,444       $     3,444

Supplemental disclosure of significant non-cash financing activities:
In-substance contribution related to senior notes to be paid by
   Phoenix Associates                                                      $    10,556      $    10,556       $    10,556



                            See accompanying notes.

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

In connection with the contribution of the Company's cable system ("the System") described below and with the issuance of the Senior Notes and Senior Discount Notes by the Company's majority shareholder, Coaxial LLC during 1998, the three individuals who previously owned the outstanding stock of the Company contributed their stock to three separate limited liability companies. Accordingly, the Company is a subsidiary of Coaxial LLC, which owns 67 1/2% of the Company's outstanding stock.

Other related entities affiliated with the Company in addition to Coaxial LLC, include Coaxial DJM LLC, Coaxial DSM LLC, (collectively, the "Coaxial Entities"), Phoenix Associates ("Phoenix"), Coaxial Financing Corp., Coaxial Associates of Columbus I and Coaxial Associates of Columbus II.

On August 21, 1998, the Company and Insight Communications Company, L.P. ("Insight LP") entered into a contribution agreement (the "Contribution Agreement") pursuant to which the Company contributed substantially all of the assets and liabilities comprising the System to a newly formed subsidiary, Insight Ohio. In connection therewith, Insight Holdings of Ohio, LLC ("Insight Holdings"), a wholly owned subsidiary of Insight LP, contributed $10.0 million in cash to Insight Ohio. As a result of the Contribution Agreement, the Company owned 25% of the non-voting common equity and Insight Holdings owned 75% of the non-voting common equity of Insight Ohio. The Company also owns a $140.0 million Series A preferred equity interest and a $30.0 million Series B preferred equity interest of Insight Ohio.

On August 8, 2000, Insight Ohio purchased the Company's 25% non-voting common equity interest in Insight Ohio. The purchase price was 800,000 shares of common stock of Insight LP's general partner, Insight Communications Company, Inc. ("Insight Inc.") with a value of $10.4 million and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of the Company and the Coaxial Entities. Additionally, the agreement was amended to incorporate 70% of Insight Ohio's total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio's total voting power into the preferred equity interests of Insight Ohio.

As a result of this transaction, the Company recorded a gain on the sale of its common equity interest of $171.5 million which was equal to the difference between the value of the shares of Insight Inc. common stock and cash received plus the fair value of a guaranteed security price adjustment ($20.1 million) as compared to the Company's recorded investment in Insight Ohio (net liability of $151.4 million) as of the transaction date.

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

Investment in Affiliate

In connection with the Contribution Agreement, Insight Ohio issued to the Company a $140.0 million Series A preferred equity interest ("Series A Preferred Interest") and a $30.0 million Series B preferred equity interest ("Series B Preferred Equity Interest") (the "Preferred Interests"). These voting Preferred Interests provide for distributions to the Company and indirectly to Phoenix and Coaxial LLC in amounts equal to the payments required on the Senior Notes and the Senior Discount Notes issued by

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2. Summary of Significant Accounting Policies (continued)

Coaxial LLC due in August 2008 with a maturity value of $55.9 million. The accreted value of the Senior Discount Notes was $51.8 million as of December 31, 2002. Additionally, the Preferred Interests have liquidation preferences equal to the investment in affiliate balance.

Fair Value of Financial Instruments

The carrying amounts of current assets (excluding investments which are carried at fair value) and liabilities approximate their fair market value because of the immediate or short-term maturity of these financial instruments. The fair value of the Senior Notes was $122.8 million and $143.5 million as of December 31, 2002 and 2001, respectively.

Revenue Recognition

Prior to 2001, revenue included service, connection and launch fees. Service fees were recorded in the month cable television and pay television services were provided to subscribers. Connection fees were charged for the hook-up of new customers and were recognized as current revenues. Launch fees were deferred and amortized over the period of the underlying contract.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily underwriting and professional fees, associated with the Senior Notes. These costs are being amortized over the life of the Senior Notes.

Marketing and Promotional Costs

Prior to 2001, marketing and promotional costs were expensed as incurred. Marketing and promotional expense, primarily for campaign and telemarketing-related efforts, was $758,000 for the year ended December 31, 2000.

In-Substance Allocation of Note Proceeds

Since both Phoenix and the Company are severally and jointly liable, the Senior Notes, deferred financing costs and associated interest expense are reflected in the Company's financial statements as well as a charge to the equity section representing an in-substance allocation of the proceeds from Phoenix's portion of the Senior Notes. The Company accrues interest on the total Senior Note balance. When Phoenix makes interest payments, the Company reduces accrued interest payable and records an in-substance contribution to equity.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

The Company owns common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying balance sheets.

Income Taxes

The Company is a Subchapter S corporation. Therefore, each shareholder reports their distributive share of income or loss on their respective income tax return. As a result, the Company does not provide for federal or state income taxes in its accounts. In the event that the Subchapter S corporation election is terminated, deferred taxes related to book and tax temporary differences would be required to be reflected in the financial statements.

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

Reclassifications

Under the Company's franchise agreements, it was obligated to pay to local franchising authorities a percentage of its revenue derived from providing cable and other services the majority of which are passed through to customers. The Company had historically recorded revenue net of franchise fees charged to its customers. Staff Announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This Staff Announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this Staff Announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Staff Announcement. Consequently, the Company has reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense. The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $824,000 for the period from January 1, 2000 through August 8, 2000.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

                  COAXIAL COMMUNICATIONS OF CENTRAL OHIO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. 401(k) Plan

Insight Ohio sponsors various 401(k) Plans (the "Plans") for the benefit of its' employees. All employees who have completed six months of employment and have attained the age of 18 are eligible to participate in the Plans. Insight Ohio's contributions to the Plans, which were equal to a portion of the employees' contributions up to 5% of the employees' wages, were $75,000 for the year ended December 31, 2000.

4. Related Party Transactions

Through August 8, 2000, Insight Holdings managed the operations of Insight Ohio under an operating agreement dated August 21, 1998 that provided for a management fee equal to 3% of Insight Ohio's revenues. In connection with the purchase of the Company's 25% common equity interest in Insight Ohio, Insight Ohio's operating agreement was amended to provide for Insight LP to serve as manager of Insight Ohio. Fees under this operating agreement were $870,000 for the year ended December 31, 2000.

5. Notes Payable

On August 21, 1998, the Company and Phoenix Associates completed an offering of $140.0 million 10% Senior Notes ("Senior Notes") due 2006 of which $105.6 million was allocated to Phoenix and $34.4 million was allocated to the Company. Interest is payable in cash semi-annually on each February 15 and August 15 through 2006. Interest payments commenced on February 15, 1999. The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio and contain certain financial and other debt covenants.

The Series A Preferred Interest pays distributions in an amount equal to the interest payments on the Senior Notes. The Series A Preferred Interest is owned by the Company and is pledged to Bank of New York, as trustee, for the benefit of the holders of the Senior Notes. The Company utilizes cash distributions made by Insight Ohio on the Series A Preferred Interest to make debt service payments on the Senior Notes. The ability of Phoenix and the Company to make scheduled debt service payments with respect to the Senior Notes depends on the financial and operating performance of Insight Ohio. The Company, as joint and several issuer with Phoenix of the Senior Notes, provides the funding which allows Phoenix to repay it's share of the Senior Notes, as Phoenix has no operations.

In connection with the issuance of the Senior Notes, the Company incurred financing fees of $5.0 million that are being amortized over the life of the Senior Notes. Amortization expense for these deferred financing costs was $628,000 for each of the years ended December 31, 2002, 2001 and 2000.

                         Report of Independent Auditors

The General Partners
Phoenix Associates

We have audited the accompanying balance sheets of Phoenix Associates (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

New York, New York
February 25, 2003

                               PHOENIX ASSOCIATES
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                         December 31,            December 31,
                                                                                             2002                    2001
                                                                                     ----------------------  ----------------------
Assets
Interest receivable                                                                    $           -           $         531
Due from related party                                                                             -                     406
Notes receivable - related parties                                                                 -                     550
                                                                                     ----------------------  ----------------------
   Total current assets                                                                            -                   1,487

 Deferred financing costs, net of accumulated amortization of $2,740 and $2,112 as
   of December 31, 2002 and 2001, respectively                                                 2,287                   2,915
                                                                                     ----------------------  ----------------------
   Total assets                                                                        $       2,287           $       4,402
                                                                                     ======================  ======================

Liabilities and partners' deficit

Accrued interest                                                                       $       5,250           $       5,250
                                                                                     ----------------------  ----------------------
   Total current liabilities                                                                   5,250                   5,250

Senior notes, including $34.4 million to be paid by Coaxial Communications of
   Central Ohio, Inc.                                                                        140,000                 140,000
                                                                                     ----------------------  ----------------------
   Total liabilities                                                                         145,250                 145,250

Commitments and contingencies

Partners' deficit:

In-substance allocation of proceeds related to senior notes to be paid by Coaxial
   Communications of Central Ohio, Inc.                                                      (19,433)                (22,877)
Partners' accumulated deficit                                                               (123,530)               (117,971)
                                                                                     ----------------------  ----------------------
   Total partners' deficit                                                                  (142,963)               (140,848)
                                                                                     ----------------------  ----------------------
   Total liabilities and partners' deficit                                             $       2,287           $       4,402
                                                                                     ======================  ======================




                            See accompanying notes.

                               PHOENIX ASSOCIATES
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                         Year ended December 31,
                                                                               2002               2001               2000
                                                                        ----------------------------------------------------------

Expenses:
   Amortization                                                           $         (628)    $         (628)     $        (628)

Interest income (expense):

   Interest income-related parties                                                   132                158                158
   Interest expense                                                              (14,000)           (14,000)           (14,000)
                                                                        ----------------------------------------------------------
       Total interest expense, net                                               (13,868)           (13,842)           (13,842)

Gain on settlement of notes receivable from related parties                        1,917                  -                  -

                                                                        ----------------------------------------------------------
Net loss                                                                  $      (12,579)    $      (14,470)     $     (14,470)
                                                                        ==========================================================



                            See accompanying notes.

                               PHOENIX ASSOCIATES
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)



                                                                   In-substance
                                                                  contributions
                                                                  (allocations)
                                                                related to senior        Partners'         Total partners'
                                                                      notes         accumulated deficit        deficit
                                                               ---------------------------------------------------------------

Balance, January 1, 2000                                          $     (29,765)       $     (110,143)      $    (139,908)

Capital contributions                                                         -                10,556              10,556
Interest payments made by Coaxial Communications of Central
   Ohio, Inc. on senior notes                                             3,444                     -               3,444
Net loss                                                                      -               (14,470)            (14,470)
                                                               ---------------------------------------------------------------
Balance, December 31, 2000                                              (26,321)             (114,057)           (140,378)

Capital contributions                                                         -                10,556              10,556
Interest payments made by Coaxial Communications of Central
   Ohio, Inc. on senior notes                                             3,444                     -               3,444
Net loss                                                                      -               (14,470)            (14,470)
                                                               ---------------------------------------------------------------
Balance, December 31, 2001                                              (22,877)             (117,971)           (140,848)

Capital contributions                                                         -                10,556              10,556
Capital distributions                                                         -                (3,536)             (3,536)
Interest payments made by Coaxial Communications of Central
   Ohio, Inc. on senior notes                                             3,444                     -               3,444
Net loss                                                                      -               (12,579)            (12,579)
                                                               ---------------------------------------------------------------
Balance, December 31, 2002                                        $     (19,433)       $     (123,530)      $    (142,963)
                                                               ===============================================================




                            See accompanying notes.

                               PHOENIX ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                          Year ended December 31,
                                                                                 2002               2001               2000
                                                                          ------------------- ------------------ ------------------
Operating activities:
     Net loss                                                               $      (12,579)     $      (14,470)    $     (14,470)
     Adjustments to reconcile net loss to net cash used in operating activities:

         Amortization of deferred financing costs                                      628                 628               628
         Interest expense assumed by affiliate                                       3,444               3,444             3,444
         Changes in operating assets and liabilities:
              Interest receivable                                                      531                (158)             (158)
              Notes receivable                                                         550                   -                  -
              Due from related parties                                                 406                   -                  -
                                                                          ------------------- ------------------ ------------------
     Net cash used in operating activities                                          (7,020)            (10,556)           (10,556)
                                                                          ------------------- ------------------ ------------------

Financing activities:
     Capital contributions                                                          10,556              10,556            10,556
     Capital distributions                                                          (3,536)                  -                  -
                                                                          ------------------- ------------------ ------------------
     Net cash provided by financing activities                                       7,020              10,556            10,556
                                                                          ------------------- ------------------ ------------------

Net change in cash                                                                       -                   -                 -
Cash, beginning of year                                                                  -                   -                 -
                                                                          ------------------- ------------------ ------------------
Cash, end of year                                                           $            -      $            -     $           -
                                                                          =================== ================== ==================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                      $       10,556      $       10,556     $      10,556

Supplemental disclosure of significant non-cash financing activities:
In-substance contribution related to senior notes to be paid by Coaxial
     Communications of Central Ohio, Inc.                                   $        3,444      $        3,444     $       3,444


                            See accompanying notes.

                               PHOENIX ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS


1. Business Organization and Purpose

Phoenix Associates (the "Company") is a Florida general partnership originally organized for the purpose of purchasing promissory notes, mortgages, deeds of trust, debt securities and other types of securities and purchasing and acquiring rights in any loan agreements or other documents relating to those securities. The Company has no operations. The Company's ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the Company's owners. The Company is a co-issuer and joint and several obligor of the debt described in Note 4, along with an affiliate, Coaxial Communications of Central Ohio, Inc. ("Coaxial Inc.").

The Company consists of three separate LLC's whose sole members are individual partners who share profits and losses in the ratio of 67 1/2%, 22 1/2% and 10%, respectively.

Other related entities affiliated with the Company include Coaxial LLC, Coaxial Financing Corp., Insight Communications of Central Ohio, LLC ("Insight Ohio"), Coaxial Associates of Columbus I ("Columbus I") and Coaxial Associates of Columbus II ("Columbus II").

On August 21, 1998, Coaxial Inc. and Insight Communications Company, L.P. ("Insight LP") entered into a contribution agreement (the "Contribution Agreement") pursuant to which Coaxial Inc. contributed substantially all of the assets and liabilities comprising its cable system to a newly formed subsidiary, Insight Ohio, and Insight Holdings of Ohio, LLC ("Insight Holdings"), a wholly owned subsidiary of Insight LP, contributed $10.0 million in cash to Insight Ohio. As a result of this Contribution Agreement, Coaxial Inc. owned 25% of the non-voting common equity and Insight Holdings owned 75% of the non-voting common equity of Insight Ohio.

On August 8, 2000, Insight Ohio purchased Coaxial Inc.'s 25% non-voting common equity interest in Insight Ohio. The purchase price was 800,000 shares of common stock of Insight LP's general partner, Insight Communications Company, Inc. with a value of $10.4 million and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial Inc. and certain of its affiliates (the "Coaxial Entities"). Additionally, the agreement was amended to incorporate 70% of Insight Ohio's total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio's total voting power into the Preferred Interests of Insight Ohio.

Coaxial Inc. also owns a $140.0 million Series A preferred equity interest in Insight Ohio (the "Series A Preferred Interest"). The Series A Preferred Interest provides for distributions to Coaxial Inc. equal in amount to the debt service payments on the Senior Notes discussed in Note 4. Coaxial Inc. will make distributions that will enable the Company to fund the required debt service payments on the Senior Notes.

                               PHOENIX ASSOCIATES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies

Deferred Financing Costs

Deferred financing costs relate to costs, primarily underwriting and professional fees, associated with the Senior Notes. These costs are being amortized over the life of the Senior Notes.

Fair Value of Financial Instruments

The carrying amounts of current assets and liabilities approximate their fair market value because of the immediate or short-term maturity of these financial instruments. The fair value of the Senior Notes was $122.8 million and $143.5 million as of December 31, 2002 and 2001, respectively.

In-Substance Allocation of Note Proceeds

Since both Coaxial Inc. and the Company are severally and jointly liable, the Senior Notes, deferred financing costs and associated interest expense are reflected in the Company's financial statements as well as a charge to the equity section representing an in-substance allocation of the proceeds from Coaxial Inc.'s allocated portion of the Senior Notes. The Company accrues interest on the total Senior Note balance. When Coaxial Inc. makes interest payments, the Company reduces accrued interest payable and records an in-substance contribution to equity.

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

                               PHOENIX ASSOCIATES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. Related Party Transactions

Due From Related Party

Due from related party of $406,000 as of December 31, 2001 represents advances to Columbus I. Interest accrued on these advances at an annual rate of 5.5%. Interest income recorded on these advances for each of the years ended December 31, 2002, 2001 and 2000 was $19,000, $22,000 and $22,000, respectively. The amount due from related party, including related accrued interest, was repaid to the Company on October 31, 2002.

Notes Receivable

The Company had the following notes receivable from related parties at December 31, 2001 (in thousands):

      Columbus I                                          $     2,349
      Columbus II                                                 118
                                                       -----------------
      Total face amount of notes receivable                     2,467
      Less: Amounts in excess of purchase price                (1,917)
                                                       -----------------
      Notes receivable, net                               $       550
                                                       =================

Columbus I

The $2,349,000 due from Columbus I represents a note, including past due interest that was added to the principal, which was purchased from CNA Financial Corporation on November 24, 1982. The Company recognized interest income, at an annual rate of 5.5%, of $108,000 for the year ended December 31, 2002 and $129,000 for each of the years ended December 31, 2001 and 2000. As discussed below, the principal and related accrued interest was repaid to the Company on October 31, 2002.

Columbus II

The $118,000 due from Columbus II represents a note, including past due interest that was added to the principal, which was purchased from CNA Financial Corporation on November 24, 1982. The Company recognized interest income, at an annual rate of 5.5%, of $5,000 for the year ended December 31, 2002 and $6,500 for each of the years ended December 31, 2001 and 2000. As discussed below, the principal and related accrued interest was repaid to the Company on October 31, 2002.

On October 31, 2002, the Company received approximately $3.5 million as payment, in full, for all related party receivables, including accrued interest. The Company recorded a gain of approximately $1.9 million in connection with this transaction representing the realized amount in excess of the net carrying value of the notes receivable. Additionally, the Company made a capital distribution to its partners on October 31, 2002 of approximately $3.5 million.

                               PHOENIX ASSOCIATES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4. Notes Payable

On August 21, 1998, Coaxial Inc. and the Company completed an offering of $140.0 million 10% Senior Notes ("Senior Notes") due in August 2006. The proceeds of the Senior Notes were allocated $105.6 million to the Company and $34.4 million to Coaxial Inc. Interest payments commenced on February 15, 1999. Interest is payable in cash semi-annually on each February 15 and August 15. The Senior Notes contain certain financial and other debt covenants.

The Senior Notes are secured by the outstanding Series A Preferred Interest in Insight Ohio. The Series A Preferred Interest has a liquidation preference of $140.0 million and pays distributions in an amount equal to the interest payments on the Senior Notes. The Series A Preferred Interest is owned by Coaxial Inc. and is pledged to the Bank of New York, as trustee, for the benefit of the holders of the Senior Notes. Coaxial Inc. utilizes cash distributions made by Insight Ohio on the Series A Preferred Interest to make debt service payments on the Senior Notes, including distributions to the Company. The ability of Coaxial Inc. and the Company to make scheduled debt service payments with respect to the Senior Notes depends on the financial and operating performance of Insight Ohio. Although the Company is a co-issuer of the Senior Notes, it has no substantial assets or any operations and will not have access to additional sources of cash flow other than contributions from Coaxial Inc.

In connection with the issuance of the Senior Notes, Coaxial Inc. and the Company incurred financing fees of $5.0 million that are being amortized over the life of the Senior Notes.

                         Report of Independent Auditors

The Members
Insight Communications of Central Ohio, LLC

We have audited the accompanying balance sheets of Insight Communications of Central Ohio, LLC (the "Company") as of December 31, 2002 and 2001, and the related statements of operations and changes in members' deficit and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

New York, New York
February 25, 2003

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                                                         December 31,          December 31,
                                                                                             2002                  2001
                                                                                     --------------------------------------------
Assets
Cash and cash equivalents                                                               $        994          $      2,158
Trade accounts receivable, net of allowance for doubtful accounts of $50 and $158
   as of December 31, 2002 and December 31, 2001, respectively                                 2,360                 2,599
Launch funds receivable                                                                           72                 1,327
Prepaid expenses and other assets                                                                813                   401
                                                                                     --------------------------------------------
   Total current assets                                                                        4,239                 6,485

Fixed assets, net                                                                            107,399                91,673
Intangible assets, net                                                                           676                   499
                                                                                     --------------------------------------------
   Total assets                                                                         $    112,314          $     98,657
                                                                                     ============================================

Liabilities and members' deficit
Accounts payable                                                                        $      4,091          $      5,689
Accrued expenses and other liabilities                                                         1,495                 1,331
Accrued programming costs                                                                      2,631                 2,194
Deferred revenue                                                                                 518                 1,219
Debt - current portion                                                                         5,000                    -
Interest payable                                                                                 171                   232
Preferred interest distribution payable                                                        5,250                 5,250
Due to affiliates                                                                              5,927                 5,890
                                                                                     --------------------------------------------
   Total current liabilities                                                                  25,083                21,805

Deferred revenue                                                                                 662                 1,559
Debt                                                                                          20,000                25,000
                                                                                     --------------------------------------------
   Total liabilities                                                                          45,745                48,364

Commitments and contingencies

Preferred interests                                                                          191,820               185,713

Members' deficit                                                                            (125,251)             (135,420)
                                                                                     --------------------------------------------
   Total liabilities and members' deficit                                               $    112,314          $     98,657
                                                                                     ============================================




                            See accompanying notes.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
            STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                                 (in thousands)


                                                                                        Year ended December 31,
                                                                              2002             2001               2000
                                                                        --------------------------------------------------------
Revenue                                                                 $        63,140  $        57,019  $        51,116

Operating costs and expenses:
   Programming and other operating costs                                         22,268           22,129           19,509
   Selling, general and administrative                                           12,367           12,270           11,436
   Management fees                                                                1,895            1,664            1,493
   Depreciation and amortization                                                 17,987           13,397           10,882
                                                                        --------------------------------------------------------
Total operating costs and expenses                                               54,517           49,460           43,320

Operating income                                                                  8,623            7,559            7,796

Other income (expense):

   Interest expense                                                                (949)          (1,732)          (1,883)
   Interest income                                                                   22               50               91
   Other                                                                             80             (279)            (274)
                                                                        --------------------------------------------------------
        Total other expense, net                                                   (847)          (1,961)          (2,066)

Net income                                                                        7,776            5,598            5,730
Accrual of preferred interests                                                  (20,107)         (19,432)         (18,725)
                                                                        --------------------------------------------------------
Net loss attributable to common interests                                       (12,331)         (13,834)         (12,995)

Members' deficit, beginning of period                                          (135,420)        (142,086)        (149,491)
Capital contributions                                                            22,500           20,500           20,400
                                                                        --------------------------------------------------------
Members' deficit, end of period                                         $      (125,251) $      (135,420) $      (142,086)
                                                                        ========================================================





                            See accompanying notes.

                  INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Year ended December 31,
                                                                              2002             2001              2000
                                                                        ----------------------------------------------------
Operating activities:
   Net income                                                           $        7,776   $        5,598    $        5,730
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              17,987           13,397            10,882
     Provision for losses on trade accounts receivable                           1,275            1,352             1,058
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                (1,036)          (1,169)           (1,464)
       Launch funds receivable                                                   1,255              609              (462)
       Prepaid expenses and other assets                                          (412)              36              (190)
       Accounts payable and accrued expenses                                    (2,656)              10            (1,202)
       Due to affiliates                                                            37            3,190             1,643
                                                                        ----------------------------------------------------
   Net cash provided by operating activities                                    24,226           23,023            15,995
                                                                        ----------------------------------------------------

Investing activities:
   Purchase of property and equipment                                          (33,662)         (28,409)          (35,982)
   Purchase of intangible assets                                                  (228)            (125)              (91)
                                                                        ----------------------------------------------------
   Net cash used in investing activities                                       (33,890)         (28,534)          (36,073)
                                                                        ----------------------------------------------------

Financing activities:
   Principal payments on capital lease obligations                                   -                -               (35)
   Capital contributions                                                        22,500           20,500            20,400
   Preferred interest distribution                                             (14,000)         (14,000)          (14,000)
   Borrowings under senior credit facility                                           -                -            14,000
                                                                        ----------------------------------------------------
   Net cash provided by financing activities                                     8,500            6,500            20,365
                                                                        ----------------------------------------------------

Net change in cash and cash equivalents                                         (1,164)             989               287
Cash and cash equivalents, beginning of year                                     2,158            1,169               882
                                                                        ----------------------------------------------------
Cash and cash equivalents, end of year                                  $          994   $        2,158    $        1,169
                                                                        ====================================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                  $        1,074   $        2,395    $        1,276





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

The Preferred Interests have distribution priorities that provide for distributions to Coaxial and indirectly to Phoenix Associates and Coaxial LLC in amounts equal to the payments required on the Senior Notes and the Senior Discount Notes. The accreted value of the Senior Discount Notes was $51.8 million as of December 31, 2002. Additionally, the Preferred Interests have liquidation preferences equal to their carrying value. Distributions by the Company are subject to certain financial covenants and other conditions set forth in its Senior Credit Facility.

On August 8, 2000, the Company purchased Coaxial's 25% non-voting common equity interest in the Company. The purchase price was 800,000 shares of common stock of Insight LP's general partner, Insight Communications Company, Inc. ("Insight Inc.") with a value of $10.4 million and cash in the amount of $2.6 million. In connection with the purchase, the Company's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"). Additionally, the agreement was amended to incorporate 70% of the Company's total voting power into the common equity interests of the Company and 30% of the Company's total voting power into the Preferred Interests of the Company.

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

On January 5, 2001, Insight Midwest, L.P. ("Insight Midwest"), a 50-50 partnership between Insight LP and an indirect subsidiary of AT&T Broadband, LLC (now known as "Comcast Cable"), completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Subsidiaries") for the acquisition of additional cable television systems valued at approximately $2.2 billion, including the common equity of the Company (the "AT&T Transactions"). As a result of the AT&T Transactions, Insight Midwest acquired all of Insight LP's wholly owned systems serving approximately 280,000 customers, including the approximately 85,000 customers served by the Company and including systems which Insight LP purchased from the AT&T Subsidiaries. At the same time, Insight Midwest acquired from the AT&T Subsidiaries systems serving approximately 250,000 customers.

The Company is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Midwest remains equally owned by Insight LP and Comcast Cable, and Insight LP continues to serve as the general partner of Insight Midwest and manages and operates the Insight Midwest systems.

Although the financial results of the Company are consolidated into Insight Midwest as a result of the AT&T Transactions, for financing purposes, the Company is an unrestricted subsidiary under the indentures of Insight Midwest and Insight Inc. The Company's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place.

In November 2002, AT&T Broadband and Comcast Corporation merged their respective cable systems and certain other assets. The transaction did not result in any direct change in our ownership structure.

2. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, the Company earns revenue from providing high-speed data services and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks. Revenue is recorded in the month the related services are rendered.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base consists of a number of homes concentrated in the central Ohio area. The Company continually monitors the exposure for credit losses and maintains allowances for anticipated losses. The Company had no significant concentrations of credit risk as of December 31, 2002 or 2001.

Fixed Assets

Fixed assets are stated at cost and include costs capitalized for labor and overhead incurred in connection with the installation of cable system infrastructures, including those providing high-speed data and telephone services. In addition, we capitalize labor and material costs associated with installations related to new services on customer premises. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Building improvements are amortized using the straight-line method over the shorter of the remaining terms of the leases or the estimated lives of the improvements.

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted future cash flows generated from such assets, an impairment loss would be recognized for the amount that the asset's carrying value exceeds its fair value. We believe that no impairment of fixed assets existed as of December 31, 2002 or 2001.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for us beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies (continued)

No. 30. The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred in securing bank loans and other sources of financing. These costs are amortized over the life of the applicable debt.

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

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred. Marketing and promotional expense, primarily for campaign and telemarketing-related efforts, was $272,000, $796,000 and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Disposal Obligations", which became effective for us beginning January 1, 2003. SFAS No. 146 supersedes EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 addresses the accounting for and disclosure of costs to terminate an existing contractual obligation (including but not limited to operating leases), incremental direct and other costs associated with the related disposal activity and termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan. The adoption of SFAS No. 146 had no impact on our consolidated financial position or results of operations.

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies (continued)

Reclassifications

Under the Company's franchise agreements, it is obligated to pay to local franchising authorities a percentage of its revenue derived from providing cable and other services the majority of which are passed through to customers. The Company has historically recorded revenue net of franchise fees charged to its customers. Staff Announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This Staff Announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this Staff Announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Staff Announcement. Consequently, the Company has reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense. The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $1.5 million for the year ended December 31, 2001 and $1.4 million for the year ended December 31, 2000.

Additionally, certain other prior year amounts have been reclassified to conform to the current year's presentation.

3. Long-Lived Assets

Fixed Assets

Fixed assets consist of:

                                                           December 31,
                                                        2002          2001
                                                   -----------------------------
                                                          (in thousands)

Land, buildings and improvements                   $     1,427   $     1,418
Cable equipment                                        201,557       167,922
Furniture, fixtures and office equipment                   515           496
                                                   -----------------------------
                                                       203,499       169,836
Less accumulated depreciation and amortization         (96,100)      (78,163)
                                                   -----------------------------
         Total fixed assets                        $   107,399   $    91,673
                                                   =============================

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $17.9 million, $13.3 million and $10.9 million, respectively.

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. Long-Lived Assets (continued)

Intangible Assets

We recorded amortization expense of $52,000, $75,000 and $31,000 for the years ended December 31, 2002, 2001 and 2000. We estimate aggregate amortization expense to be approximately $60,000 for each of the five succeeding fiscal years, primarily relating to other intangible assets.

4. Credit Facility

The Company has a Senior Credit Facility ("Senior Credit Facility") that provides for revolving credit loans of up to $25.0 million to finance capital expenditures and for working capital and general purposes, including the upgrade of the System's cable plant and for the introduction of new video services. The Senior Credit Facility has a six-year maturity from the date of borrowings, with reductions to the amount of the commitment commencing after three years. The amount available for borrowing is reduced by any outstanding letter of credit obligations. The Company's obligations under the Senior Credit Facility are secured by substantially all the assets of the Company.

The Senior Credit Facility requires the Company to meet certain financial and other debt covenants. Loans under the Senior Credit Facility bear interest, at the Company's option, at the prime rate or at a Eurodollar rate. In addition to the index rates, the Company pays an additional margin percentage tied to its ratio of total debt to adjusted annualized operating cash flow.

Interest expense including fees paid to the lender was $949,000, $1.7 million and $1.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. The weighted average interest rate in effect as of December 31, 2002 and 2001 was 3.6% and 4.3%, respectively.

5. Related Party Transactions

Management Fees

Through August 8, 2000, Insight Holdings managed the operations of the Company under an operating agreement dated August 21, 1998 that provided for a management fee equal to approximately 3% of the Company's revenues. In connection with the purchase of Coaxial's 25% common equity interest in the Company, the Company's operating agreement was amended to provide for Insight LP to serve as manager of the Company.

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. Related Party Transactions (continued)

Programming

The Company purchases the majority of its programming through affiliates of AT&T Broadband (now known as Comcast Cable). Although the Company has the ability to purchase substantially all its programming through Comcast Cable, it purchases certain programming directly from programmers for strategic and/or cost purposes. Charges for such programming, including a 1 1/2% administrative fee, were $7.5 million and $6.2 million for the years ended December 31, 2002 and 2001. As of December 31, 2002 and 2001, $1.4 million and $1.6 million of accrued programming costs were due to affiliates of AT&T Broadband. The company believes that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services, Insight LP entered into a ten-year agreement with AT&T Broadband (now know as Comcast Cable) that allows the Company to deliver to its customers local telephone service. Under the terms of the agreement, the Company leases for a fee certain capacity on its network to AT&T Broadband. The Company provides certain services and support for which it receives additional payments. The Company began providing telephone services to a limited number of its customers in 2002. Revenue earned from leased network capacity used in the provision of telephone services was $53,000 in the year ended December 31, 2002. The capital required to deploy telephone services over the Company's network is shared, with AT&T Broadband responsible for switching and transport facilities. AT&T is also required to pay the Company for installations, marketing and billing support that amounted to $377,000 for the year ended December 31, 2002.

6. 401(k) Plan

The Company sponsors various 401(k) Plans (the "Plans") for the benefit of its' employees. All employees who have completed six months of employment and have attained the age of 18 are eligible to participate in the Plans. The Company makes matching contributions equal to a portion of the employees' contribution up to 5% of the employees' wages. Effective April 1, 2001, 50% of the Company's matching contribution to the Plan is in the form of Insight Inc. common stock. Company contributions to the Plans were $234,000, $176,000, and $129,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

7. Commitments and Contingencies

Programming Contracts

The Company enters into long-term contracts with third parties who provide programming for distribution over the Company's cable television systems. These programming contracts are a significant part of our business and represent a substantial portion of our operating costs. Since future fees under such contracts are based on numerous variables, including number and type of customers, the

                   INSIGHT COMMUNICATIONS OF CENTRAL OHIO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7. Commitments and Contingencies (continued)

Company has not recorded any liabilities with respect to such contracts.

Operating Lease Agreements

Future minimum rental commitments required under non-cancelable operating leases as of December 31, 2002 were (in thousands):

              2003                          $          17
              2004                                      7
              2005                                      7
              2006                                      7
              2007                                      7
              Thereafter                               91
                                            --------------------
                                            --------------------
                    Total                   $         136
                                            ====================

Litigation

The Company is party in or may be affected by various matters under litigation in the normal course of business. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on the Company's future results of operations or financial position.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Coaxial Communications of Central
                                        Ohio, Inc.

Date: March 28, 2003                    By:/s/ Kim D. Kelly
                                           ---------------------------
                                             Kim D. Kelly, President,
                                             Chief Executive

   Officer and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                   Title                               Date
---------                   -----                               ----

/s/ Sidney R. Knafel        Director                            March 28, 2003
--------------------
Sidney R. Knafel

/s/ Michael S. Willner      Chairman and Director               March 28, 2003
----------------------
Michael S. Willner

/s/ Kim D. Kelly            President, Chief Executive          March 28, 2003
----------------            Officer, Chief Operating
Kim D. Kelly                Officer and Director
                            (Principal executive officer)

/s/ Dinesh C. Jain          Senior Vice President and           March 28, 2003
------------------          Chief Financial Officer
Dinesh C. Jain                 (Principal Financial Officer)

/s/ Daniel Mannino          Senior Vice President and           March 28, 2003
------------------          Controller (Principal
Daniel Mannino              Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Phoenix Associates

Date: March 28, 2003                   By:  Phoenix DJM LLC, a general partner

                                       By: /s/ Dennis J. McGillicuddy
                                           --------------------------
                                           Dennis J. McGillicuddy, Sole Member

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             Signature                   Title                       Date
             ---------                   -----                       ----

/s/ Dennis J. McGillicuddy      Sole Member of Phoenix           March 28, 2003
--------------------------      DJM LLC, a General Partner
Dennis J. McGillicuddy          (Principal Executive, Financial
                                and Accounting Officer)

/s/ Barry Silverstein           Sole Member of Phoenix           March 28, 2003
--------------------------      BAS LLC, a General Partner
Barry Silverstein

D. Stevens McVoy                Sole Member of Phoenix DSM       March 28, 2003
--------------------------      LLC, a General Partner
D. Stevens McVoy

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Insight Communications of Central
                                            Ohio, LLC

Date: March 28, 2003                        By:/s/ Kim D. Kelly
                                               ---------------------------
                                                 Kim D. Kelly, President, Chief
                                                 Executive Officer and Chief
                                                 Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                    Title                             Date
       ---------                    -----                             ----

/s/ Michael S. Willner      Chairman                              March 28, 2003
----------------------
Michael S. Willner

/s/ Kim D. Kelly            President, Chief Executive Officer    March 28, 2003
----------------            and Chief Operating Officer
Kim D. Kelly                   (Principal executive officer)

/s/ Dinesh C. Jain          Senior Vice President and Chief       March 28, 2003
------------------          Financial Officer (Principal
Dinesh C. Jain              Financial Officer)

/s/ Daniel Mannino          Senior Vice President and Controller  March 28, 2003
-------------------         (Principal Accounting Officer)
Daniel Mannino

                                 CERTIFICATIONS

I, Kim D. Kelly, certify that:

1) I have reviewed this annual report on Form 10-K of Coaxial Communications of Central Ohio, Inc. (the "registrant");

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ Kim D. Kelly
                                                  ----------------
                                                  Kim D. Kelly
                                                  President, Chief Executive
                                                  Officer and Chief Operating
                                                  Officer
                                                  Coaxial Communications
                                                  of Central Ohio, Inc.
                                                  March 28, 2003

I, Dinesh C. Jain, certify that:

1) I have reviewed this annual report on Form 10-K of Coaxial Communications of Central Ohio, Inc. (the "registrant");

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ Dinesh C. Jain
                                               ---------------------------------
                                               Dinesh C. Jain
                                               Senior Vice President and Chief
                                               Financial Officer
                                               Coaxial Communications of Central
                                               Ohio, Inc.
                                               March 28, 2003

I, Dennis J. McGillicuddy, certify that:

1) I have reviewed this annual report on Form 10-K of Phoenix Associates (the "registrant");

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Dennis J. McGillicuddy
                                          ----------------------------
                                          Dennis J. McGillicuddy
                                          Managing Member
                                          (principal executive and financial
                                          officer)
                                          Phoenix Associates
                                          March 28, 2003

I, Kim D. Kelly, certify that:

1) I have reviewed this annual report on Form 10-K of Insight Communications of Central Ohio, LLC (the "registrant");

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     /s/ Kim D. Kelly
                                                     ----------------
                                                     Kim D. Kelly
                                                     President, Chief Executive
                                                     Officer and Chief Operating
                                                     Officer
                                                     Insight Communications of
                                                     Central Ohio, LLC
                                                     March 28, 2003

I, Dinesh C. Jain, certify that:

1) I have reviewed this annual report on Form 10-K of Insight Communications of Central Ohio, LLC (the "registrant");

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ Dinesh C. Jain
                                               --------------------------------
                                               Dinesh C. Jain
                                               Senior Vice President and Chief
                                               Financial Officer
                                               Insight Communications of Central
                                               Ohio, LLC
                                               March 28, 2003

                     CERTIFICATION UNDER SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the annual report on Form 10-K of Coaxial Communications of Central Ohio, Inc. (the "registrant") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

                                         /s/ Kim D. Kelly
                                         -----------------------------------
                                         Kim D. Kelly
                                         President, Chief Executive
                                         Officer and Chief Operating Officer
                                         Coaxial Communications of Central
                                         Ohio, Inc.
                                         March 28, 2003

                     CERTIFICATION UNDER SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the annual report on Form 10-K of Coaxial Communications of Central Ohio, Inc. (the "registrant") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

                                              /s/ Dinesh C. Jain
                                              ----------------------------------
                                              Dinesh C. Jain
                                              Senior Vice President and Chief
                                              Financial Officer
                                              Coaxial Communications of Central
                                              Ohio, Inc.
                                              March 28, 2003

                     CERTIFICATION UNDER SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Dennis J. McGillicuddy, hereby certify, to the best of my knowledge, as to Phoenix Associates (the "Company") that the annual report on Form 10-K of the Company for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                           /s/ Dennis J. McGillicuddy
                                           ---------------------------------
                                           Dennis J. McGillicuddy
                                           Managing Member
                                           (principal executive and financial
                                           officer)
                                           Phoenix Associates
                                           March 28, 2003

                     CERTIFICATION UNDER SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly, hereby certify that the annual report on Form 10-K of Insight Communications of Central Ohio, LLC (the "registrant") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.


                                      /s/ Kim D. Kelly
                                      -------------------------------
                                      Kim D. Kelly
                                      President, Chief Executive Officer and
                                      Chief Operating Officer
                                      Insight Communications of Central
                                      Ohio, LLC
                                      March 28, 2003

                     CERTIFICATION UNDER SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the annual report on Form 10-K of Insight Communications of Central Ohio, LLC (the "registrant"), for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.


                                        /s/ Dinesh C. Jain
                                        -----------------------------------
                                        Dinesh C. Jain
                                        Senior Vice President and Chief
                                        Financial Officer
                                        Insight Communications of Central
                                        Ohio, LLC
                                        March 28, 2003